Form 10QSB
period 1999-09-30
GOLDSTATE CORP
filed 1999-11-12
CIK 1050248

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____ to _______

                         Commission file number 0-26705

                              GOLDSTATE CORPORATION
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                                88-0354425
           ------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                    3305 Spring Mountain Road, Suite 60
                         Las Vegas, Nevada 89102
                         -------------------------------
                    (Address of Principal Executive Offices)

                                 (888) 228-5526
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X       No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 12, 1999
-----                                       ----------------------------------

Common Stock, $.0003 par value              14,131,300

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

The unaudited financial statements of Goldstate Corporation (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.



                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 1999


                                TABLE OF CONTENTS
                                -----------------




                                                                         Page
                                                                         ----

Table of Contents                                                         1

Balance Sheet                                                             2

Statements of Operations                                                  3

Statements of Cash Flows                                                  4

Notes to Financial Statements                                           5 - 12

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                                  Balance Sheet

                                                                   September 30,
                                                                        1999
                                                                    ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $       796

OTHER ASSETS
  Interest in unpatented mining claims                                  170,000
                                                                    -----------

      Total Assets                                                  $   170,796
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                          $    54,008
  Advances payable                                                      181,497
  Accrued interest payable                                               97,666
  Directors fees payable                                                 22,500
  Notes payable                                                         765,255
                                                                    -----------

      Total Liabilities                                               1,120,926
                                                                    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; authorized 25,000,000 shares;
      issued and outstanding 0 shares at September 30, 1999                --
  Common stock $.0003 par value; authorized 75,000,000 shares;
      issued and outstanding 14,131,300 at September 30, 1999             4,543
  Paid - in capital                                                   1,964,173
  Accumulated deficit through development stage                      (2,965,346)
                                                                    -----------

      Total Stockholders' Equity (Deficit)                             (996,630)
                                                                    -----------

      Total Liabilities and Stockholders' Equity                    $   124,296
                                                                    ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.


                                                    GOLDSTATE CORPORATION
                                               (An Exploration Stage Company)
                                                  Statements of Operations

                                                                                                                      Inception
                                                                                                                    (February 28,
                                                For the 3 Months Ended Sept. 30,  For the 9 Months Ended Sept. 30,    1996) to
                                                --------------------------------  --------------------------------  September 30,
                                                      1999            1998              1999            1998            1999
                                                  ------------    ------------      ------------    ------------    ------------
                        REVENUES
  Other income                                    $       --      $       --        $       --      $       --      $      1,026
                                                  ------------    ------------      ------------    ------------    ------------

      Total Revenues                                      --              --                --              --             1,026
                                                  ------------    ------------      ------------    ------------    ------------

                   OPERATING EXPENSES
  PROPERTY EXPLORATION EXPENSES
   Research and Development
     - Sublicense Agreement                               --              --           666,852              --           666,852
   Claims maintenance fees,
     exploration, and staking costs                     45,870          43,905          45,870            43,905         189,775
                                                  ------------    ------------    ------------      ------------    ------------

      Total Property Exploration Expenses               45,870          43,905         712,722            43,905         856,627
                                                  ------------    ------------    ------------      ------------    ------------


  ADMINISTRATIVE EXPENSES
    Overhead and Administration                        182,470          75,000         782,470           225,000       1,562,470
    Legal and accounting                                    63            --            30,643             5,878         122,534
    Directors fees                                       1,500           1,500           4,500             4,500          22,500
    Internet design and access                            --              --              --               3,461           5,172
    Printing and stationary                               --              --              --               3,741           4,260
    Transfer agent                                          75             115             510             1,413           2,623
    News wire services                                     975             525           1,075             2,330           5,075
    Courier and postage                                    371              99             968               952          10,596
    Reports/information/subscripitions                   2,086            --             2,086               925          35,416
    Bank charges                                            25              24              84               127             451
    Office supplies                                        613            --               613                95           6,623
    Consultants                                           --              --              --                --            88,190
    Office rent                                           --              --              --                --            42,033
    Telephone and fax                                       11            --                11              --            35,567
    Wages and salaries                                    --              --              --                --            22,444
    Travel                                                --              --              --                --            16,731
    Auto                                                  --              --              --                --             7,259
    Promotion                                             --              --              --                --             7,165
    Miscellaneous                                         --              --              --                --             1,410
    Computer supplies                                     --              --              --                --               159
                                                  ------------    ------------    ------------      ------------    ------------

      Total Administrative Expenses                    188,189          77,263         822,960           248,422       1,998,678
                                                  ------------    ------------    ------------      ------------    ------------

        Total Operating Expenses                       234,059         121,168       1,535,682           292,327       2,855,305
                                                  ------------    ------------    ------------      ------------    ------------

Income (Loss) from Operations                         (234,059)       (121,168)     (1,535,682)         (292,327)     (2,854,279)

  OTHER INCOME (EXPENSES)
    Interest Income                                       --              --              --                --                 1
    Interest Expense                                   (18,885)         (6,656)        (43,088)          (20,339)       (111,068)
                                                  ------------    ------------    ------------      ------------    ------------

Net (Loss)                                        $   (252,944)   $   (127,824)   $ (1,578,770)     $   (312,666)   $ (2,965,346)
                                                  ============    ============    ============      ============    ============

Earnings (Loss) Per Share - Basic                 $     (0.018)   $     (0.015)   $     (0.127)       $ (0.039)     $     (0.374)
                                                  ============    ============    ============      ============    ============

Weighted Average Number of
 Common Shares Outstanding                          14,131,300       8,738,800      12,382,536         8,083,489       7,933,044
                                                  ============    ============    ============      ============    ============

                                      See accompanying summary of accounting policies
                                             and notes to financial statements.

                                                             3


                                                        GOLDSTATE CORPORATION
                                                   (An Exploration Stage Company)
                                                      Statements of Cash Flows
                                         Increase (Decrease) in Cash and Cash Equivalents


                                                                                                                         Inception
                                                                  For the 3 Months              For the 9 Months       (February 28,
                                                                  Ended Sept. 30,               Ended Sept. 30,          1996) to
                                                            --------------------------    --------------------------   September 30,
                                                                1999           1998          1999            1998           1999
                                                            -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                $  (252,944)   $  (127,824)   $(1,578,770)   $  (312,666)   $(2,965,346)
  Adjustments to reconcile net (loss) to cash
    used by operating activities
    Amortization and depreciation                                  --             --             --             --               90
    Changes in Assets and Liabilities
        Accounts payable                                           (301)          --           (4,501)          --           54,008
        Director fees payable                                     1,500          1,500          4,500          4,500         22,500
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities             (251,745)      (126,324)    (1,578,771)      (308,166)    (2,888,748)
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment (purchases) dispositions                                              --             --             --              (90)
  Organization costs                                               --             --              270           --             --
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Provided (Used) for
        Investing Activities                                       --             --              270           --              (90)
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale (redemption) of common stock                                --             --            1,617            989          4,543
  Additional paid-in capital                                          1           --          966,892        459,311      1,801,346
  Offering costs                                                   --             --             --             --           (7,173)
  Advances received                                             233,470        122,681        837,970        417,981      1,774,196
  Advances repaid                                                  --             --         (848,000)      (695,000)    (1,546,200)
  Interest recognized through discount adjustment                  --                          13,403                        13,403
  Notes payable issued for technology                              --                         500,000                       500,000
  Discount on technology notes payable for
    imputed interest                                              6,251                       (23,148)                      (23,148)
  Accrued interest payable                                       12,638          6,656         29,686         20,339         97,666
  Proceeds from notes payable                                      --             --          100,000        105,000        275,000
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Provided by Financing Activities           252,360        129,337      1,578,420        308,620      2,889,633
                                                            -----------    -----------    -----------    -----------    -----------

Net increase in cash                                                615          3,013            (81)           454            795

Cash and cash equivalents -  Beginning of period                    181          1,038            877            916           --
                                                            -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents - End of period                   $       796    $     1,070    $       796    $     1,070    $       796
                                                            ===========    ===========    ===========    ===========    ===========

Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------
During 1998, the Company exchanged 1,000,000 restricted common shares for a profit sharing interest in 439 lode-mining claims.
The Company accrued interest on notes payable of $29,685 and $20,339 for the nine month periods ended September 30, 1999 and 1998, respectively. The Company has not paid any accrued interest. The Company has also recognized an additional $13,403 of imputed interest during 1999.

                                        See accompanying summary of accounting policies
                                                and notes to financial statements.

                                                                4

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Goldstate Corporation (the Company) was incorporated on February 28, 1996 under the laws of the State of Nevada. The Company is an exploration stage company.

     The Company's principal operations are the exploration and development of 439 unpatented lode-mining claims in the State of Idaho pursuant to a profit sharing agreement as discussed in Note 4.

     Basis of Accounting
     -------------------

     The Company utilizes the accrual basis of accounting. Financial statements have been prepared using generally accepted accounting principles.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Research, Development and Exploration Costs
     -------------------------------------------

     Research, development and exploration costs are expensed as incurred.

     Cash Equivalents
     ----------------

     For purposes of the Statement of Cash Flows, cash equivalents are defined as investments with original maturities of three months or less.

     Going Concern and Continued Operations
     --------------------------------------

     As of September 30, 1999, the Company had not generated revenues from operations. The Company's successful financial operations and movement into an operating basis are solely contingent on the development of the lode mining claims and related profit sharing agreement. The Company expects to fund ongoing operations for the next twelve months through a combination of advances and the common stock offering described in Note 5, which has provided an additional $870,000 of funding, and subsequent offerings to commence after October 7, 1999.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings Per Share
     ------------------

     As of September 30, 1999, there were 1,000,000 options exercisable to purchase common stock and notes payable that can be converted in to 1,375,000 shares of common stock. As these options and convertible notes payable would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.


NOTE 2: TECHNOLOGY SUB-LICENSE AGREEMENT

     In March of 1999, the Company entered into a definitive sub-license agreement with Geneva Resources, Inc. ("Geneva"), to utilize assay and metallurgical technology, know-how, and rights to technological processes developed for the Blackhawk mineralization by Auric Metallurgical Laboratories, Inc. ("Auric"). This sub-license is for non-exclusive use in the Company's claim area in the State of Idaho for a period not less than 40 years. Pursuant to this agreement, the Company was to issue 500,000 restricted common shares to Geneva Resources, Inc. ("Geneva") and the Company also issued 1,000,000 restricted common shares to AuRIC. Pursuant to the same agreement the Company also issued promissory notes to both Geneva and AuRIC in the amount of $250,000 to each company. These are 3% interest bearing notes and are payable upon the transfer of the technology. As these notes bear interest below market value, the Company has used an imputed interest rate of 8%. The imputed value of these notes at issuance was $238,426 to each company.

     Pursuant to an amendment to the above agreement, the Company issued a convertible promissory note to Geneva in the amount of $100,000 that is convertible to 500,000 restricted common shares upon demand, and bears simple interest at the rate of 8% per annum. This promissory note is in lieu of the 500,000 restricted common shares required by the agreement. This promissory note is convertible into 500,000 shares of the Company's common stock at the option of Geneva after October 7, 1999.

     As of September 30, 1999 the promissory notes and common stock have been issued to the various parties, however, the related technology has not been transferred. These promissory notes become due and payable upon the transfer of the technology. Transfer of the technology will occur after completion of pilot scale testing. The technology is scheduled for transfer during 1999, however legal proceedings initiated by Intergold Corporation

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 2: TECHNOLOGY SUB-LICENSE AGREEMENT (Continued)

     and Geneva against AuRIC and Dames & Moore may impact the schedule for transfer (see Note 9 - Contingencies). The Company has expensed the amounts paid pursuant to the agreement as research and development expense.


NOTE 3: INVESTMENTS

     Investment in Profit Sharing Interest
     -------------------------------------

     On December 11, 1997, Intergold Corporation and its subsidiary entered into a profit sharing agreement with the Company. Under terms of the agreement, Intergold received 1,000,000 restricted shares of common stock in the Company in exchange for the sale of a future profit sharing interest. The Company will be responsible to provide all funding and will be the operating partner. The Company will initially retain 80% of the profits resulting from the agreement. After the Company is repaid all of its invested capital, the profit distribution will be 51% to the Company and 49% to Intergold Corporation. There are 439 unpatented lode-mining claims that form the subject of this arrangement known as Blackhawk II. These claims were transferred from Intergold Corporation to the Company via quit claim deed on June 10, 1999. As of September 30, 1999 there were no jointly controlled assets pursuant to the agreement.

     The Company now owns a profit sharing interest in 439 unpatented lode-mining claims. As the 1,000,000 shares of common stock cannot be marketed for a period of twelve months from the date of issuance, the Company has valued the profit sharing interest at 50% of the trading value as of the date of issuance, $170,000.

     The consolidation method is being utilized to account for the joint venture agreement with Intergold Corporation. The Company will have majority accounting control over the development of the claims. As of September 30, 1999, no profit had been generated by the development of the claims.

     The sole director and officer of Goldstate Corporation is also a director of Intergold Corporation.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 4: ADVANCES AND NOTES PAYABLE

     Advances are comprised of the following:

     Advances
     --------

     The Company at September 30, 1999 had advances, payable on demand, bearing 10% simple interest, to the following affiliated companies:

     Amerocan Marketing, Inc.                                      $ 46,500

     Tri-Star Financial Services, Inc.                                  527

     Investor Communications International, Inc.                    180,970
                                                                   --------

                                                                   $227,997
                                                                   ========


     Notes Payable
     -------------

     The Company had Notes Payable at September 30, 1999 as follows:

     Brent Pierce                                                 $  75,000
     Rising Sun Capital Corporation                                 100,000
     Geneva Resources, Inc.                                         100,000
     Geneva Resources, Inc.                                         250,000
        Discount for imputed interest on Geneva Resources, Inc.      (4,873)
     AuRIC Metallurgical Laboratories, LLC                          250,000
        Discount for imputed interest on AuRIC Labs                  (4,872)
                                                                  ---------
                                                                  $ 765,255
                                                                  =========


     Accrued Interest Payable to September 30, 1999 from Advances and Notes Payable was $97,666.

     The Company has entered into two promissory notes with Brent Pierce. The first note, dated July 31, 1997, is for $70,000. The second note is dated February 3, 1998 and is for $5,000. The notes bear an 8% interest rate and are due on demand. The notes are convertible, after October 7, 1999, at the option of the holder into 350,000 and 25,000 shares of common stock, respectively.

     The Company has also issued a $100,000 note, dated March 5, 1998, to Rising Sun Capital Corporation. The note bears interest at 8% and is due on demand. The note is convertible at the option of the holder into 500,000 shares of common stock.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 4: ADVANCES AND NOTES PAYABLE (continued)

     Note  agreements   executed  in  1999  relate  to  requirements  under  the
     Technology Sub-license agreement that the Company executed on March 18, 1999 (see Note 3).

     Pursuant to the Technology Sub-license agreement, the Company issued promissory notes to both Geneva and AuRIC in the amount of $250,000 to each company. These are 3% interest bearing notes and are payable upon the transfer of the technology. These notes have been discounted to bear an imputed interest rate of 8%.

     Pursuant to an amendment to the Technology Sub-License agreement, the Company has issued a convertible promissory note to Geneva Resources, Inc. ("Geneva") in the amount of $100,000 that is convertible to 500,000 restricted common shares upon demand, and bears interest at the rate of 8% per annum.


NOTE 5: STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     Pursuant to a July 30, 1997 Offering Memorandum, the Company issued under SEC Rule 504 of Regulation D, 2,625,000 shares of common stock at $.0003 par value for $525,000 during 1997 and 1998. Pursuant to a March 3, 1998 Offering Memorandum, the Company has issued 1,500,000 shares of common stock at $.0003 par value for $300,000 during 1998. The Company has also issued 1,000,000 common shares to Intergold Corporation pursuant to a profit sharing agreement as detailed in Note 3. Pursuant an $8,509 debt settlement agreement, the Company issued 42,500 shares of common stock on January 15, 1999. On March 18, 1999, the company issued 1,000,000 shares of common stock to AuRIC Metallurgical Laboratories, LLC pursuant to terms and conditions of the Technology Sub-license Agreement executed on March 18, 1999 as detailed in Note 2. Pursuant to a March 15, 1999 Offering
     Memorandum, the Company has issued 4,350,000 shares of common stock at $.0003 par value for $870,000.

     The private placement memorandum dated March 15, 1999 generated $870,000 of additional operating funds that will be utilized primarily on management and administration relating to development programs for metallurgical technology and planning for the Blackhawk II Property as well as repayment of advances to companies which provided past management services, and for

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 5: STOCKHOLDERS' EQUITY (continued)

     general working capital for the continued exploration and development of the Company's Blackhawk II claims. As of April 6, 1999, the entire offering had been subscribed.

     Preferred Stock
     ---------------

     Pursuant to a Board resolution, the Corporation has authorized the creation of preferred stock and related rights. The Company also filed a "Certificate of Designation of Series A Preferred Stock" with the Nevada Secretary of State on May 8, 1998. The Company has not issued any shares of preferred stock as of September 30, 1999.


NOTE 6: EMPLOYEE STOCK OPTION PLAN

     On March 1, 1999 the Company authorized an Employee Stock Option Plan. The plan authorized the issuance of 1,500,000 options that can be exercised at $.15 per share of common stock. Options granted expire March 1, 2019. The options are non-cancelable once granted. Shares, which may be acquired through the plan, may be authorized but unissued shares of common stock or issued shares of common stock held in the Company's treasury. Options granted under the plan will not be in lieu of salary or other compensation for services.

     During the nine month period ending September 30, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 1,000,000 options with an exercise price of $.15 per share of common stock. Selected information regarding the options as of September 30, 1999 and 1998 are as follows:

                                         September 30, 1999   September 30, 1998
                                        --------------------  ------------------
                                                    Weighted           Weighted
                                        Number      Average    Number  Average
                                          of        Exercise     of    Exercise
                                        Options      Price     Options   Price
                                        -------      -----     -------   -----

     Outstanding at Beg. of Period        -0-         -0-        -0-      -0-
     Outstanding at End of Period      1,000,000   $.15/share    -0-      -0-
     Exercisable at End of Period      1,000,000   $.15/share    -0-      -0-
     Options Granted                   1,000,000   $.15/share    -0-      -0-
     Options Exercised                    -0-         -0-        -0-      -0-
     Options Forfeited                    -0-         -0-        -0-      -0-
     Options Expired                      -0-         -0-        -0-      -0-

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 6: EMPLOYEE STOCK OPTION PLAN (continued)

     As of September 30, 1999, outstanding options have an exercise price of $.15 per share. The weighted average exercise price of all options outstanding is $.15 per share of common stock and the weighted average remaining contractual life is 19 years 150 days. There are 1,000,000 options that are exercisable with a weighted average exercise price of $.15 per share of common stock.


NOTE 7: MANAGEMENT SERVICES AGREEMENT

     The Company has entered into a management services agreement with Tri Star Financial Services, Inc ("Tri Star") to provide management of the day-to-day operations of the Company. The management services agreement requires a monthly payment not to exceed $100,000 for services rendered. This contract runs from January 1, 1999 through June 30, 1999. The individuals comprising the management team provided by Tri Star are the same individuals managing the operations of Intergold Corporation.

     The Company entered into a similar management services agreement with Investor Communications, Inc. during the second quarter. This contract starts July 1, 1999 and is for 24 months at a cost to not exceed $75,000 per month for the first twelve months. The management team provided by Investor Communications is the same group provided by Tri Star.

     The sole director and officer of the Company is not an officer, director, employee or a part of the management team provided by Tri Star or Investor Communications, Inc.

NOTE 8: INCOME TAXES

     The Company incurred an operating loss for the year ended December 31, 1998 and 1997 of $410,255, and $804,176, respectively. The Company had adopted FASB No. 109 for reporting purposes.

     As of December 31, 1998 and 1997, the Company had net operating loss carry forwards of $1,218,595 and $808,340, respectively, which expire between the years 2006 - 2012. The deferred tax assets resulting from these carry forwards were as follows:

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 8: INCOME TAXES (continued)



                                             1998         1997
                                             ----         ----
     Deferred Tax Asset                   $ 414,322    $ 274,836

     Less Valuation of Net Assets          (414,322)    (274,836)
                                          ---------    ---------

     Balance at End of Year               $     -0-    $     -0-
                                          =========    =========



NOTE 9: CONTINGENCIES

     On October 8, 1999, Intergold Corporation's wholly owned subsidiary, International Gold Corporation ("IGC") joined a legal complaint initiated by Geneva Resources, Inc., against AuRIC Metallurgical Laboratories, LLC ("AuRIC"), Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGC/Geneva are to be determined in court. The damages incurred stem from reliance on assays and representations made by AuRIC and upon actions and engineering reports produced by Dames & Moore. IGC/Geneva also alleges there were breaches of contract by AuRIC and Dames and Moore, as well as other causes of action. This legal proceeding may affect the timing of technology to be transferred from Geneva to the Company that was scheduled initially before the end of 1999.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operation
--------------------

Quarter Ended September 30, 1999 compared to September 30, 1998
---------------------------------------------------------------

     For the three-month period ended September 30, 1999, the Company recorded a net loss of $252,944 compared to a net loss of $127,824 in the corresponding period of 1998. During the three-month period ended September 30, 1999 and September 30, 1998, the Company recorded no income.

     During the three-month period ended September 30, 1999, the Company recorded operating expenses of $234,059 as compared to $121,168 of operating expenses recorded in the same period for 1998. Property exploration expenses increased slightly in the approximate amount of $1,965 in the three-month period during 1999 primarily because of a slight increase in the claims maintenance fees and exploration and staking costs. However, administrative expenses increased significantly by approximately $110,926 in the three-month period in 1999 compared to 1998. This increase was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of overall corporate activity pertaining to the exploration and administration of the property.

Nine Months Ended September 30, 1999 compared to September 30, 1998
-------------------------------------------------------------------

     For the nine-month period ended September 30, 1999, the Company recorded a net loss of $1,578,770 compared to a net loss of $312,666 in the corresponding period of 1998. During the nine-month period ended September 30, 1999 and September 30, 1998, the Company recorded no income.

     During the nine-month period ended September 30, 1999, the Company recorded operating expenses of $1,535,682 as compared to $292,327 of operating expenses recorded in the same period for 1998. Property exploration expenses increased significantly in the approximate amount of $668,817 in the nine-month period during 1999 primarily due to the amounts paid by the Company as research and development expenses associated with the service agreement dated March 18, 1999 between Geneva Resources, Inc. and AuRIC Metallurgical Laboratories, LLC (the "Service Agreement") and the corresponding technology sub-license agreement dated March 19, 1999 between the Company and Geneva Resources, Inc. (the "Sub-License Agreement"). Administrative expenses also increased approximately $574,538 in the nine-month period during 1999 compared to 1998. This increase was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of the overall corporate activity pertaining to exploration and administration of the property.

Liquidity and Capital Resources
-------------------------------

     As of the nine-month period ended September 30, 1999, the Company's total assets were $170,796. This slight decrease from fiscal year ended December 31, 1998 was due primarily to a decrease in cash and cash equivalents. The Company's assets consists primarily of the valuation of $170,000 of the Company's interest in the mining claims pursuant to the Joint Venture Agreement. As of the nine-month period ended September 30, 1999, the Company's total liabilities were $1,120,926. This overall increase from fiscal year ended December 31, 1998 was due primarily to the promissory notes issued by the Company to Geneva Resources, Inc. and AuRIC Metallurgical Laboratories, LLC. in the amount of $250,000 each pursuant to the terms and conditions of the Sub-License Agreement.

     Stockholders' Equity (deficit) decreased from $(386,368) for fiscal year ended December 31, 1998 to $(996,630) for the nine-month period ended September 30, 1999.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

     On September 27, 1999, International Gold Corporation, Intergold Corporation's subsidiary, and Geneva Resources, Inc., a Nevada corporation ("Geneva") initiated legal proceedings against AuRIC Metallurgical Laboratories, LLC, a Utah limited liability company ("AuRIC") and Dames & Moore, a Delaware corporation ("Dames & Moore"), by filing its complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah.

     International Gold Corporation and AuRIC had previously entered into an agreement for services dated March 18, 1999 (the "Service Agreement") whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for mining claims located on properties of International Gold Corporation. Geneva and AuRIC also entered into a technology License Agreement dated March 17, 1999 (the "License Agreement") whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva a license to use such technology on various claims owned by Geneva, and AuRIC also granted Geneva the right to sub-license the proprietary technology to the Company for use on the Blackhawk II Property. Dames & Moore subsequently verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability. International Gold Corporation subsequently entered into multiple work orders with Dames & Moore relating to a variety of services, such as professional and independent project management, project cost control, geological mapping and studies, permitting and land use, chain of custody drill sample collection, environmental assessment reports, survey mapping petrographic studies, data management and data entry, chain of custody assay database, geographic information systems, development geology, project control, scheduling, geology support, chain of custody protocols, laboratory evaluations, public involvement, and field mobilizations.

     International Gold Corporation and Geneva initiated legal proceedings against AuRIC for (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to International Gold Corporation, Geneva and Dames & Moore; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance; (v) non-disclosure injunction; (vi) failure by AuRIC to repay advances; and (vii) quantum meruit/unjust enrichment. The Company also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

     International Gold Corporation and Geneva are reviewing further legal remedies against AuRIC and Dames & Moore and intends to aggressively pursue any and all such actions.

Although the legal proceedings outlined above do not affect the Company directly at this point in time, this legal proceeding may affect the timing of technology to be transferred from Geneva to the Company according to the terms and conditions of the sub-license agreement entered into between the Company and Geneva that was scheduled to be completed before the end of 1999.


Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

No report required.

Item 3. Defaults Upon Senior Securities
---------------------------------------

No report required.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No report required.

Item 5. Other Information
-------------------------

No report required.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  No exhibits required.

(b)  No reports required.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GOLDSTATE CORPORATION

Dated: November 12, 1999                         By: /s/ Grant Atkins
                                                  ------------------------------
                                                  Grant Atkins, President


Dated: November 12, 1999                         By: /s/ Grant Atkins
                                                  ------------------------------
                                                  Grant Atkins, Secretary