Form 10QSB/A
period 1999-09-30
GOLDSTATE CORP
filed 1999-11-29
CIK 1050248

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-QSB


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

Class                                       Outstanding as of November 29, 1999
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

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                                  Balance Sheet

                                                                   September 30,
                                                                        1999
                                                                    -----------

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $       796
                                                                    -----------

      Total Assets                                                  $       796
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                          $    54,008
  Advances payable                                                      227,997
  Accrued interest payable                                               97,666
  Directors fees payable                                                 22,500
  Notes payable                                                         765,255
                                                                    -----------

      Total Liabilities                                               1,167,426
                                                                    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; authorized 25,000,000 shares;
      issued and outstanding 0 shares at September 30, 1999                --
  Common stock $.0003 par value; authorized 75,000,000 shares;
      issued and outstanding 14,131,300 at September 30, 1999             4,543
  Paid - in capital                                                   1,964,173
  Accumulated deficit through development stage                      (3,135,346)
                                                                    -----------

      Total Stockholders' Equity (Deficit)                           (1,166,630)
                                                                    -----------

      Total Liabilities and Stockholders' Equity                    $       796
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


                                                       GOLDSTATE CORPORATION
                                                  (An Exploration Stage Company)
                                                     Statements of Operations




                                                                                                                         Inception
                                                              For the 3 Months Ended       For the 9 Months Ended      (February 28,
                                                                    Sept. 30,                     Sept. 30,               1996) to
                                                           ---------------------------   ---------------------------   September 30,
                                                               1999           1998           1999           1998            1999
                                                           ------------   ------------   ------------   ------------   ------------

                                   REVENUES
  Other income                                             $       --     $       --     $       --     $       --     $      1,026
                                                           ------------   ------------   ------------   ------------   ------------

      Total Revenues                                               --             --             --             --            1,026
                                                           ------------   ------------   ------------   ------------   ------------

                              OPERATING EXPENSES
  PROPERTY EXPLORATION EXPENSES
   Research and Development - Sublicense Agreement                 --             --          666,852           --          666,852
   Claims maintenance fees, exploration, and staking costs       45,870         43,905         45,870         43,905        189,775
   Impairment loss related to profit sharing interest           170,000           --          170,000           --          170,000
                                                           ------------   ------------   ------------   ------------   ------------

      Total Property Exploration Expenses                       215,870         43,905        882,722         43,905      1,026,627
                                                           ------------   ------------   ------------   ------------   ------------


  ADMINISTRATIVE EXPENSES
    Overhead and Administration                                 182,470         75,000        782,470        225,000      1,562,470
    Legal and accounting                                             63           --           30,643          5,878        122,534
    Directors fees                                                1,500          1,500          4,500          4,500         22,500
    Internet design and access                                     --             --             --            3,461          5,172
    Printing and stationary                                        --             --             --            3,741          4,260
    Transfer agent                                                   75            115            510          1,413          2,623
    News wire services                                              975            525          1,075          2,330          5,075
    Courier and postage                                             371             99            968            952         10,596
    Reports/information/subscripitions                            2,086           --            2,086            925         35,416
    Bank charges                                                     25             24             84            127            451
    Office supplies                                                 613           --              613             95          6,623
    Consultants                                                    --             --             --             --           88,190
    Office rent                                                    --             --             --             --           42,033
    Telephone and fax                                                11           --               11           --           35,567
    Wages and salaries                                             --             --             --             --           22,444
    Travel                                                         --             --             --             --           16,731
    Auto                                                           --             --             --             --            7,259
    Promotion                                                      --             --             --             --            7,165
    Miscellaneous                                                  --             --             --             --            1,410
    Computer supplies                                              --             --             --             --              159
                                                           ------------   ------------   ------------   ------------   ------------

      Total Administrative Expenses                             188,189         77,263        822,960        248,422      1,998,678
                                                           ------------   ------------   ------------   ------------   ------------

        Total Operating Expenses                                404,059        121,168      1,705,682        292,327      3,025,305
                                                           ------------   ------------   ------------   ------------   ------------

Income (Loss) from Operations                                  (404,059)      (121,168)    (1,705,682)      (292,327)    (3,024,279)

  OTHER INCOME (EXPENSES)
    Interest Income                                                --             --             --             --                1
    Interest Expense                                            (18,885)        (6,656)       (43,088)       (20,339)      (111,068)
                                                           ------------   ------------   ------------   ------------   ------------

Net (Loss)                                                 $   (422,944)  $   (127,824)  $ (1,748,770)  $   (312,666)  $ (3,135,346)
                                                           ============   ============   ============   ============   ============

Earnings (Loss) Per Share - Basic                          $     (0.030)  $     (0.015)  $     (0.141)  $     (0.039)  $     (0.395)
                                                           ============   ============   ============   ============   ============

Weighted Average Number of
 Common Shares Outstanding                                   14,131,300      8,738,800     12,382,536      8,083,489      7,933,044
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

                                                                3

                                                       GOLDSTATE CORPORATION
                                                  (An Exploration Stage Company)
                                                     Statements of Cash Flows
                                         Increase (Decrease) in Cash and Cash Equivalents



                                                                                                                        Inception
                                                                For the 3 Months Ended       For the 9 Months Ended    (February 28,
                                                                       Sept. 30,                   Sept. 30,             1996) to
                                                               -------------------------    ------------------------   September 30,
                                                                   1999          1998          1999          1998          1999
                                                               -----------   -----------   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                   $  (422,944)  $  (127,824)  $(1,748,770)  $  (312,666)  $(3,135,346)
  Adjustments to reconcile net (loss) to cash
    used by operating activities
    Amortization and depreciation                                     --            --            --            --              90
    Changes in Assets and Liabilities
        Accounts payable                                              (301)         --          (4,501)         --          54,008
        Director fees payable                                        1,500         1,500         4,500         4,500        22,500
                                                               -----------   -----------   -----------   -----------   -----------

      Net Cash Flows Used for Operating Activities                (421,745)     (126,324)   (1,748,771)     (308,166)   (3,058,748)
                                                               -----------   -----------   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment (purchases) dispositions                                  --            --            --            --             (90)
  Organization costs                                                  --            --             270          --            --
                                                               -----------   -----------   -----------   -----------   -----------

      Net Cash Flows Provided (Used) for Investing Activities         --            --             270          --             (90)
                                                               -----------   -----------   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale (redemption) of common stock                                   --            --           1,617           989         4,543
  Additional paid-in capital                                             1          --         966,892       459,311     1,801,346
  Offering costs                                                      --            --            --            --          (7,173)
  Advances received                                                233,470       122,681       837,970       417,981     1,774,197
  Advances repaid                                                     --            --        (848,000)     (695,000)   (1,546,200)
  Impairment loss on profit sharing interest                       170,000          --         170,000             0       170,000
  Interest recognized through discount adjustment                     --            --          13,403          --          13,403
  Notes payable issued for technology                                 --            --         500,000          --         500,000
  Discount on technology notes payable for imputed interest          6,251          --         (23,148)         --         (23,148)
  Accrued interest payable                                          12,638         6,656        29,686        20,339        97,666
  Proceeds from notes payable                                         --            --         100,000       105,000       275,000
                                                               -----------   -----------   -----------   -----------   -----------

      Net Cash Flows Provided by Financing Activities              422,360       129,337     1,748,420       308,620     3,059,634
                                                               -----------   -----------   -----------   -----------   -----------

Net increase in cash                                                   615         3,013           (81)          454           796

Cash and cash equivalents -  Beginning of period                       181         1,038           877           916          --
                                                               -----------   -----------   -----------   -----------   -----------

Cash and cash equivalents - End of period                      $       796   $     1,070   $       796   $     1,070   $       796
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

     The Company now owns a profit sharing interest in 439 unpatented lode-mining claims. As the 1,000,000 shares of common stock cannot be marketed for a period of twelve months from the date of issuance, the Company has valued the profit sharing interest at 50% of the trading value as of the date of issuance, $170,000. As of September 30, 1999, the Company's management has determined that future cash flows from the profit sharing interest cannot be estimated, and that, absent the ability to value those future cash flows, the value of the asset should be adjusted. This valuation adjustment is shown as a $170,000 impairment loss on the Statement of Operations.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operation
--------------------

Quarter Ended September 30, 1999 compared to September 30, 1998
---------------------------------------------------------------

     For the three-month period ended September 30, 1999, the Company recorded a net loss of $422,944 compared to a net loss of $127,824 in the corresponding period of 1998. During the three-month period ended September 30, 1999 and September 30, 1998, the Company recorded no income.

     During the three-month period ended September 30, 1999, the Company recorded operating expenses of $404,059 as compared to $121,168 of operating expenses recorded in the same period for 1998. Property exploration expenses increased in the approximate amount of $171,965 in the three-month period during 1999 primarily due to the characterization of the valuation of the Company's interest pursuant to the Joint Venture Agreement as an impairment loss (due to the inability to value future cash flows from such interest). Administrative expenses increased significantly by approximately $110,926 in the three-month period in 1999 compared to 1998. This increase was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of overall corporate activity pertaining to the exploration and administration of the property.


Nine Months Ended September 30, 1999 compared to September 30, 1998
-------------------------------------------------------------------

     For the nine-month period ended September 30, 1999, the Company recorded a net loss of $1,748,770 compared to a net loss of $312,666 in the corresponding period of 1998. During the nine-month period ended September 30, 1999 and September 30, 1998, the Company recorded no income.

     During the nine-month period ended September 30, 1999, the Company recorded operating expenses of $1,705,682 as compared to $292,327 of operating expenses recorded in the same period for 1998. Property exploration expenses increased significantly in the approximate amount of $838,817 in the nine-month period during 1999 primarily due to the (i) characterization of the valuation of the Company's interest pursuant to the Joint Venture Agreement as a $170,000 impairment loss, and (ii) amounts paid by the Company as research and development expenses associated with the technology sub-license agreement dated March 19, 1999 between the Company and Geneva Resources, Inc. (the "Sub-License Agreement"). Administrative expenses also increased approximately $574,538 in the nine-month period during 1999 compared to 1998. This increase was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of the overall corporate activity pertaining to exploration and administration of the property.


Liquidity and Capital Resources
-------------------------------

     As of the nine-month period ended September 30, 1999, the Company's total assets were $796. This decrease in assets from fiscal year ended December 31, 1998 was due primarily to the re-characterization of the Company's interest pursuant to the joint Venture Agreement, originally valued and classified as a $170,000 asset, to an impairment loss. The Company's assets currently consist of cash and cash equivalents. As of the nine-month period ended September 30, 1999, the Company's total liabilities were $1,167,426. This overall increase from fiscal year ended December 31, 1998 was due primarily to the promissory notes issued by the Company to Geneva Resources, Inc. and AuRIC Metallurgical
Laboratories, LLC. in the amount of $250,000 each pursuant to the terms and conditions of the Sub-License Agreement.

     Stockholders' Equity (deficit) decreased from $(386,368) for fiscal year ended December 31, 1998 to $(1,166,630) for the nine-month period ended September 30, 1999.

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

                                                 GOLDSTATE CORPORATION

Dated: November 29, 1999                         By: /s/ Grant Atkins
                                                 ------------------------------
                                                 Grant Atkins, President


Dated: November 29, 1999                         By: /s/ Grant Atkins
                                                 ------------------------------
                                                 Grant Atkins, Secretary