Form 10QSB/A
period 1999-09-30
GOLDSTATE CORP
filed 1999-12-03
CIK 1050248

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                         AMENDMENT NO. 2 TO FORM 10-QSB


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

Class                                       Outstanding as of December 2, 1999
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

     The Company's principal operations are the exploration of 439 unpatented lode-mining claims in the State of Idaho pursuant to a profit sharing agreement as discussed in Note 4.

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

     Going Concern and Continued Operations
     --------------------------------------

     As of September 30, 1999, the Company had not generated revenues from operations. The Company's successful financial operations and movement into an operating basis are solely contingent on the exploration of the lode mining claims and related profit sharing agreement. The Company expects to fund ongoing operations for the next twelve months through a combination of advances and the common stock offering described in Note 5, which has provided an additional $870,000 of funding, and subsequent offerings to commence after October 7, 1999.

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

     The consolidation method is being utilized to account for the joint venture agreement with Intergold Corporation. The Company will have majority accounting control over the exploration of the claims. As of September 30, 1999, no profit had been generated by the exploration of the claims.

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

     The private placement memorandum dated March 15, 1999 generated $870,000 of additional operating funds that will be utilized primarily on management and administration relating to development programs for metallurgical technology and planning for the Blackhawk II Property as well as repayment of advances to companies which provided past management services, and for

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                               September 30, 1999

--------------------------------------------------------------------------------
NOTE 5: STOCKHOLDERS' EQUITY (continued)

     general working capital for the continued exploration of the Company's Blackhawk II claims. As of April 6, 1999, the entire offering had been subscribed.

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

     During the nine-month period ended September 30, 1999, the Company recorded operating expenses of $1,705,682 as compared to $292,327 of operating expenses recorded in the same period for 1998. Property exploration expenses increased significantly in the approximate amount of $838,817 in the nine-month period during 1999 primarily due to the (i) characterization of the valuation of the Company's interest pursuant to the Joint Venture Agreement as a $170,000 impairment loss, and (ii) amounts paid by the Company as research and exploration expenses associated with the technology sub-license agreement dated March 19, 1999 between the Company and Geneva Resources, Inc. (the "Sub-License Agreement"), which factors represent approximately 20% and 79% respectively of the increase in property exploration expenses. Administrative expenses also increased approximately $574,538 in the nine-month period during 1999 compared to 1998. Approximately 97% of the increase in administrative expenses is attributable to increased overhead and administrative charges resulting from the increase in the scale and scope of the overall corporate activity pertaining to exploration and administation of the property, such charges relating approximately 85% to increasing scope of property exploration expenses, and approximately 15% to increased scope of administration. Of the $782,470 incurred as overhead and administrative expenses during the nine-month period ended September 30, 1999, $267,900 was incurred during the first quarter, $332,100 was incurred during the second quarter, and $182,470 was incurred during the third quarter. An aggregate amount of $848,000 was paid to Tri Star Financial Services, Inc. for previous amounts owing and for current services rendered including, but not limited to, financial, administrative, gold and silver metals exploration management, and $10,000 to Investor Communications International, Inc. for current services rendered.


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

                                                 GOLDSTATE CORPORATION

Dated: December 2, 1999                          By: /s/ Grant Atkins
                                                 ------------------------------
                                                 Grant Atkins, President


Dated: December 2, 1999                          By: /s/ Grant Atkins
                                                 ------------------------------
                                                 Grant Atkins, Secretary