Form 10KSB40
period 1999-12-31
GOLDSTATE CORP
filed 2000-03-30
CIK 1050248

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-26705

                              GOLDSTATE CORPORATION
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                88-0354425
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                       3305 Spring Mountain Road, Suite 60
                             Las Vegas, Nevada 89102
                    (Address of Principal Executive Offices)

                                 (888) 228-5526
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No ___

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 1999): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2000: $721,503.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                     Outstanding as of March 22, 2000

Common Stock, $.0003 par value            14,131,500

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

     Goldstate Corporation, which currently trades on the OTC Bulletin Board under the symbol "GDSA" (referred to in this Form 10-KSB as "GDSA"), is primarily engaged in the business of exploration of gold and precious metals in the United States. In 1996, GDSA was incorporated under the laws of the State of Nevada under the name Image Perfect Incorporated to conduct a marketing and public relations business involving greeting cards, gift items and paper products. On December 12, 1996, the corporate name was changed to Dynacom Telecommunications Corporation and the business focus was redirected to the finance and purchase of ownership interests in telecommunication companies that installed and operated wireless telecommunication systems in Africa, the Middle East, and countries in the former Soviet Union. During late 1997, control and management changed, the corporate name was changed to Goldstate Corporation, and the primary business focus was redirected to the exploration of gold and precious metals in the United States.

     GDSA owns fifty-one percent (51%) of a future profit sharing interest in profits to be realized from the exploration of 439 unpatented lode mining claims located in Lincoln and Gooding Counties, in south-central Idaho (the "Blackhawk II Property"). GDSA is considered to be in the exploration stage without any assurance that the Blackhawk II Property contains a commercially viable mineral deposit (a reserve).

Business of GDSA

     GDSA holds possessory title to 439 contiguous unpatented lode mining claims on the Blackhawk II Property and owns fifty-one percent (51%) of a future profit sharing interest in profits to be realized from the exploration of the 439 unpatented lode mining claims on the Blackhawk II Property. GDSA entered into a joint venture agreement with Intergold Corporation, a Nevada corporation ("IGCO") and its wholly-owned private subsidiary, International Gold Corporation, a Nevada corporation ("INGC"), pertaining to the joint exploration of gold and silver on the Blackhawk II Property (the "Joint Venture Agreement").

     The Joint Venture Agreement was entered into primarily to utilize, maximize and enhance the complementary exploratory technologies of GDSA and IGCO. Under the terms of the Joint Venture Agreement, GDSA paid $100,000 for reimbursement of previously incurred expenses and issued 1,000,000 shares of its restricted Common Stock to IGCO in exchange for the purchase of the future profit sharing interest in profits. Pursuant to the terms of the Joint Venture Agreement, GDSA is to conduct work programs involving exploration of the mining claims on the Blackhawk II Property in the minimum annual amount of $250,000 for each calendar year, which commenced January 1, 1998 and continuing through the year 2000. GDSA is also to be the operating partner, contribute all future capital requirements, and be responsible solely for all project funding. In consideration, GDSA is to receive eighty percent (80%) of all net profits realized from the joint venture until its invested capital is repaid, and IGCO and INGC are to receive twenty percent (20%) of the net profits realized from the joint venture. After the invested capital of GDSA has been repatriated, GDSA is to then receive fifty-one percent (51%) of the net profits realized from the joint venture, and IGCO and INGC are to retain forty-nine percent (49%) of the net profits realized from the joint venture.

     During fiscal year 1999, management of GDSA intended to begin geological survey of the Blackhawk II Property by an initial mapping of the area for exploration. Management further intended to make preliminary investigations for property exploration on the Blackhawk II Property in the following areas: (i) claims maintenance, (ii) preliminary consulting reports and metallurgical study,
(iii) regional exploratory drilling and surface sample assay testing.

     INGC, on behalf of IGCO, and AuRIC Metallurgical Laboratories, LLC, of Salt Lake City, Utah ("AuRIC") had entered into an Agreement for Services dated March 18, 1999 (the "Agreement for Services") whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the exploration of properties of IGCO.

     INGC, on behalf of IGCO had also retained the services of Dames & Moore, an internationally recognized engineering and consulting firm ("Dames & Moore") to provide validation audits of each major step of the assay procedures conducted by AuRIC. In November of 1998, according to independent testing conducted by Dames & Moore, Dames & Moore validated AuRIC's fire assay and parallel chemical leach procedures as a method to verify the existence of mineralization. The positive outcome of the testing program conducted by Dames & Moore formed the subject of a November 30, 1998 and subsequently dated reports regarding IGCO's properties. Dames & Moore verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability.

     AuRIC and Geneva Resources, Inc., a Nevada corporation ("Geneva") entered into a Technology License Agreement dated March 17, 1999 (the "License Agreement") whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva the right to sub-license the proprietary technology to GDSA for use on the Blackhawk II Property. Therefore, GDSA and Geneva entered into a Technology Sub-License Agreement dated March 18, 1999 (the "Sub-License Agreement") whereby GDSA acquired from Geneva a sub-license to utilize AuRIC's proprietary information and related precious metals recovery processes to carry out assay testing and chemical leach analysis of core samples derived from any subsequent drilling on the Blackhawk II Property.

     Pursuant to certain contractual terms and provisions, AuRIC and Dames & Moore have not been successful in transferring the proprietary fire assay technology to Geneva or to any independent third party assay laboratory. Therefore, on September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC for multiple breaches of contract stemming from the Agreement for Services and the License Agreement and against Dames & Moore in a declaratory relief cause of action. See "Item 3. Legal Proceedings".

     Subsequent to initiation of legal proceedings against AuRIC and Dames & Moore, during November 1999, IGCO engaged the services of Strathcona Mineral Services Limited ("Strathcona") to review the available data from AuRIC and Dames & Moore and provide independent assay and metallurgical recovery testing relating to IGCO's properties. Strathcona engaged the laboratories of Lakefield Research and Activation Laboratories for testing and analysis. Strathcona reported that both laboratories could not find gold above the minimum detection limits in the samples, and concluded that based on the samples provided, gold and silver were not present in economic quantities on IGCO's properties.

     During November 1999, IGCO also engaged Mineral Science, Limited of London, England ("Mineral Science"), which obtained the services of the internationally recognized facilities of OMAC Laboratories Ltd to provide fire assay and geochemical analysis and CSMA Consultants Ltd. to perform leach testing on the properties of IGCO. The results obtained from Mineral Science confirmed and reiterated the negative findings of Strathcona, that gold values were below the detection limits on the properties of IGCO.

     Due to the litigation, there have been delays in the transfer of technology under the Sub-License Agreement between GDSA and Geneva. There is a chance that the transfer of technology under the Sub-License Agreement may never occur, or at a minimum, will be delayed pending the outcome of the litigation described in "Item 3. Legal Proceedings".

     As of the date of this Annual Report, management of GDSA has suspended exploration of the Blackhawk II Property indefinitely due to (i) the independent assessment information from Strathcona and Mineral Science which does not support the assay and metallurgical recovery testing results of AuRIC and Dames & Moore, (ii) the existence of multiple breaches of contract by AuRIC under the Agreement for Services and License Agreement, (iii) the ensuing litigation against AuRIC and Dames & Moore. Furthermore, management of GDSA and IGCO are currently involved in negotiations regarding the temporary suspension of GDSA's obligations and duties under the Joint Venture Agreement until resolution of the litigation against AuRIC and Dames & Moore, (iv) the rock type of GDSA's Blackhawk II claims is thought to be similar to that of INGC's and IGCO's Blackhawk claims and without the alleged assay and metallurgical recovery technology allegedly developed by Auric and confirmed by Dames & Moore, GDSA deems the probability of commercial grade gold or silver located in the Blackhawk II claims to be nil at the current date, and (v) the transfer of the alleged assay and metallurgical recovery technology allegedly developed by Auric and confirmed by Dames & Moore and to be obtained by GDSA under the Sub-License Agreement with Geneva is delayed at minimum, and may not ever be transferred.

     Management of GDSA and IGCO are currently involved in negotiations regarding the temporary suspension of GDSA's obligations and duties under the Joint Venture Agreement until resolution of the litigation against AuRIC and Dames & Moore.

New Business Endeavors

     Management of GDSA has currently been undertaking research relating to prospective new business endeavors and possible new acquisitions. This research may result in GDSA entering into business operations that are not in the minerals exploration field.

ITEM 2. PROPERTIES

     Except as described above, GDSA does not own any other real estate or other properties. GDSA leases office space and its offices are located at 3305 Spring Mountain Road, Suite 60, Las Vegas, Nevada 89102.

ITEM 3. LEGAL PROCEEDINGS

     On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC and Dames & Moore by filing a complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah.

     INGC and AuRIC had entered into the Agreement for Services whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for properties of IGCO. Dames & Moore subsequently verified the fire and chemical assay techniques and procedures developed by AuRIC, their repeatability, and confirmed preliminary metallurgical recovery testing. Geneva and AuRIC thus entered into the License Agreement whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva the right to sub-license the proprietary technology to GDSA for use on the Blackhawk II Property. GDSA and Geneva simultaneously entered into the Sub-License Agreement whereby GDSA acquired from Geneva a sub-license to utilize such proprietary information and related precious metals recovery processes on the Blackhawk II Property.

     On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC for: (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to IGCO, Geneva and Dames & Moore; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance, (v) non-disclosure injunction; (vi) failure by AuRIC to repay advances, and (vii) quantum meruit/unjust enrichment. INGC, on behalf of IGCO, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

     On October 8, 1999, Geneva and INGC, on behalf of IGCO, amended the complaint by naming as defendants AuRIC, Dames & Moore, Ahmet Altinay General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore and specifying damages in excess of $10,000,000. The damages sought by Geneva and INGC, on behalf of IGCO, are based on the general claims and causes of action set forth in the amended complaint relating to reliance on the assays and representations made by AuRIC, the actions and engineering reports produced by Dames & Moore and, specifically, the negligent misrepresentations and inaccuracies contained within some or all of those Dames & Moore reports and breaches of contract by AuRIC and Dames & Moore.

     Geneva and INGC, on behalf of IGCO, are currently pursuing all such legal actions and reviewing further legal remedies against AuRIC and Dames & Moore.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of GDSA's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 1999.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Goldstate Corporation's common stock is traded on the OTC Bulletin Board under the symbol "GDSA". The market for GDSA's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to GDSA's common stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                      FISCAL YEARS ENDED
                  ------------------------------------------------------------
                  DECEMBER 31, 1999                   DECEMBER 31, 1998
                  ------------------------------------------------------------
                  HIGH BID      LOW BID               HIGH BID         LOW BID
                  ------------------------------------------------------------

First Quarter      $0.210       $0.135                 $0.69            $0.25
Second Quarter     $0.312       $0.125                 $0.70            $0.35
Third Quarter      $0.150       $0.090                 $0.38            $0.15
Fourth Quarter     $0.090       $0.001                 $0.23            $0.14

Holders

     As of January 31, 2000, GDSA had approximately 37 shareholders of record.

Dividends

     No dividends have ever been declared by the board of directors of GDSA on its common stock. During the fiscal year ended December 31, 1999, GDSA did not pay any dividends on its preferred stock. GDSA's losses do not currently indicate the ability to pay any cash dividends, and GDSA does not indicate the intention of paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussions of GDSA's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

For Fiscal Year Ended December 31, 1999 compared with Fiscal Year Ended December 31, 1998

General

     As of the date of this Annual Report, there has been no income realized from the business operations of GDSA. GDSA's primary source of cash has been from advances made to GDSA.

Results of Operations

     GDSA's net losses for fiscal year ended December 31, 1999 were approximately $1,838,352 compared to a net loss of approximately $439,473 for fiscal year ended 1998.

     During fiscal year ended 1999, GDSA recorded operating expenses of $1,772,475 as compared to $410,256 of operating expenses recorded in the same period for fiscal year ended 1998. Property exploration expenses increased in the approximate amount of $839,549 during fiscal year ended 1999 compared to fiscal year 1998. The increase in property exploration expenses resulted primarily from (i) GDSA's required issuance of common shares and promissory notes under the Sub-License Agreement that GDSA acquired from Geneva to utilize AuRIC's proprietary information and related precious metals recovery processes, and (ii) the characterization of the valuation of GDSA's interest pursuant to the Joint Venture Agreement as an impairment loss (due to the inability to value future cash flows from such interest). Administrative expenses also increased by approximately $522,670 during fiscal year ended 1999 compared to 1998. This increase in administrative expenses was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of overall corporate activity pertaining to the exploration and administration of the Blackhawk II Property.

Liquidity and Capital Resources

     As of fiscal year ended December 31, 1999, GDSA's total assets were $248 compared to total assets of $171,147 for fiscal year ended 1998. This decrease in assets from fiscal year ended 1998 was due primarily to the re-characterization of GDSA's interest pursuant to the Joint Venture Agreement, originally valued and classified as a $170,000 asset, to an impairment loss. As of fiscal year ended December 31, 1999, GDSA's total liabilities were $1,256,459 compared to total liabilities of $557,515 for fiscal year ended 1998. This increase in liabilities from fiscal year ended 1998 was due primarily to (i) the promissory notes issued by GDSA to Geneva and AuRIC in the amount of $250,000 each pursuant to the terms and conditions of the Sub-License Agreement, and (ii) cash advances in the approximate amount of $96,295 made to GDSA and relating accrued interest expense.

     Stockholders' Deficit increased from $(386,368) for fiscal year ended December 31, 1998 to $(1,256,211) for fiscal year ended December 31, 1999.

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

Index to Financial Statements

         Report of Independent Public Accountants
         Balance Sheet
         Statements of Operations
         Statements of Stockholders' Equity
         Statement of Cash Flow
         Notes to Financial Statements

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS


                                DECEMBER 31, 1999



                                TABLE OF CONTENTS
                                -----------------



                                                                          Page
                                                                          ----


Independent Auditors' Opinion                                             1

Balance Sheet                                                             2

Statements of Operations                                                  3

Statements of Cash Flows                                                  4

Statement of Stockholders' Equity                                         5

Notes to Financial Statements                                             6 - 14

                                               Johnson, Holscher & Company, P.C.
                                                    Certified Public Accountants




Stockholders and Board of Directors
Goldstate Corporation


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the balance sheets of Goldstate Corporation (the Company), as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and for the period from inception (February 28, 1996) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldstate Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the period from inception (February 28, 1996) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues from operations, has a working capital deficit of $1,256,211 and a stockholders' deficit of $1,256,211, which raises substantial doubt about its ability to continue as a going concern. The Company has established a plan to continue operations through additional stock offerings and advances as outlined in Note 1. The financial statements do not include any adjustments that might result if management's plan is unsuccessful.



/s/ Johnson, Holscher & Company, P.C.
-------------------------------------
Johnson, Holscher & Company, P.C.



Greenwood Village, Colorado
January 31, 2000


                                          GOLDSTATE CORPORATION
                                     (An Exploration Stage Company)
                                              Balance Sheet

                                                                            December 31,    December 31,
                                                                                 1999           1998
                                                                             -----------    -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                  $       248    $       877
  Interest in unpatented mining claims                                              --          170,000
  Goodwill                                                                          --              270
                                                                             -----------    -----------

      Total Assets                                                           $       248    $   171,147
                                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                                   $    12,428    $    58,509
  Advances payable                                                               334,321        238,026
  Accrued interest payable                                                       114,205         67,980
  Directors fees payable                                                          24,000         18,000
  Notes payable (net of discounts $3,495 & $0)                                   771,505        175,000
                                                                             -----------    -----------

      Total Liabilities                                                        1,256,459        557,515
                                                                             -----------    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; authorized 25,000,000 shares;
      issued and outstanding 0 shares at December 31, 1999 and 1998                 --             --
  Common stock $.0003 par value; authorized 75,000,000 shares;
      issued and outstanding 14,131,500 and 8,738,800 at December 31, 1999
     and 1998 respectively                                                         4,544          2,926
  Paid - in capital                                                            1,964,172        997,281
  Accumulated deficit through development stage                               (3,224,927)    (1,386,575)
                                                                             -----------    -----------

      Total Stockholders' Equity (Deficit)                                    (1,256,211)      (386,368)
                                                                             -----------    -----------

      Total Liabilities and Stockholders' Equity                             $       248    $   171,147
                                                                             ===========    ===========


                             See accompanying summary of accounting policies
                                   and notes to financial statements.

                                                    2

                                                    GOLDSTATE CORPORATION
                                                (An Exploration Stage Company)
                                                   Statements of Operations

                                                                                                               Inception
                                                     For the 3 Months               For the 12 Months         (February 28,
                                                      Ended Dec. 31,                  Ended Dec. 31,            1996) to
                                               ----------------------------    ----------------------------    December 31,
                                                   1999            1998            1999             1998           1999
                                               ------------    ------------    ------------    ------------    ------------
                     REVENUES
  Other income                                 $       --      $       --      $       --      $       --      $      1,026
                                               ------------    ------------    ------------    ------------    ------------
      Total Revenues                                   --              --              --              --             1,026
                                               ------------    ------------    ------------    ------------    ------------
                OPERATING EXPENSES
  PROPERTY EXPLORATION EXPENSES
   Research and Development - Sublicense
      Agreement                                        --              --           666,852            --           666,852
   Claims maintenance fees, exploration,
      and staking costs                                 732            --            46,602          43,905         190,507
   Impairment loss related to profit sharing
      interest                                         --              --           170,000            --           170,000
                                               ------------    ------------    ------------    ------------    ------------
      Total Property Exploration Expenses               732            --           883,454          43,905       1,027,359
                                               ------------    ------------    ------------    ------------    ------------

  ADMINISTRATIVE EXPENSES
    Overhead and Administration                     105,825          75,000         888,295         300,000       1,668,295
    Legal and accounting                            (43,895)         44,359         (13,252)         50,237          78,638
    Directors fees                                    1,500           1,500           6,000           6,000          24,000
    Internet design and access                         --              --              --             3,461           5,172
    Printing and stationary                             306          (1,943)            306           1,798           4,566
    Transfer agent                                      250             155             760           1,568           2,873
    News wire services                                 (975)         (1,180)            100           1,150           4,100
    Courier and postage                                 165              14           1,133             966          10,761
    Reports/information/subscripitions                2,347            --             4,433             925          37,763
    Bank charges                                         24              24             108             151             475
    Office supplies                                    (163)           --               450              95           6,460
    Consultants                                        --              --              --              --            88,190
    Office rent                                         475            --               475            --            42,508
    Telephone and fax                                   202            --               213            --            35,769
    Wages and salaries                                 --              --              --              --            22,444
    Travel                                             --              --              --              --            16,731
    Auto                                               --              --              --              --             7,259
    Promotion                                          --              --              --              --             7,165
    Miscellaneous                                      --              --              --              --             1,410
    Computer supplies                                  --              --              --              --               159
                                               ------------    ------------    ------------    ------------    ------------
      Total Administrative Expenses                  66,061         117,929         889,021         366,351       2,064,738
                                               ------------    ------------    ------------    ------------    ------------
        Total Operating Expenses                     66,793         117,929       1,772,475         410,256       3,092,097
                                               ------------    ------------    ------------    ------------    ------------
Income (Loss) from Operations                       (66,793)       (117,929)     (1,772,475)       (410,256)     (3,091,071)

  OTHER INCOME (EXPENSES)
    Other Income                                       --              --              --              --              --
    Interest Income                                    --                 1            --                 1               1
    Interest Expense                                (22,789)         (8,879)        (65,877)        (29,218)       (133,857)
                                               ------------    ------------    ------------    ------------    ------------

Net (Loss)                                     $    (89,582)   $   (126,807)   $ (1,838,352)   $   (439,473)   $ (3,224,927)
                                               ============    ============    ============    ============    ============

Earnings (Loss) Per Share - Basic              $     (0.006)   $     (0.015)   $     (0.143)   $     (0.053)   $     (0.388)
                                               ============    ============    ============    ============    ============

Weighted Average Number of
 Common Shares Outstanding                       14,131,302       8,738,800      12,823,321       8,248,663       8,317,562
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

                                                              3

                                                    GOLDSTATE CORPORATION
                                               (An Exploration Stage Company)
                                                  Statements of Cash Flows
                                     Increase (Decrease) in Cash and Cash Equivalents


                                                                                                                       Inception
                                                                For the 3 Months            For the 12 Months        (February 28,
                                                                 Ended Dec. 31,               Ended Dec. 31,           1996) to
                                                          --------------------------    --------------------------    December 31,
                                                              1999           1998           1999           1998          1999
                                                          -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                              $   (89,582)   $  (126,807)   $(1,838,352)   $  (439,473)   $(3,224,927)
  Adjustments to reconcile net (loss) to cash
    used by operating activities
    Amortization and depreciation                                --             --             --             --               90
    Impairment loss on profit sharing interest                   --             --          170,000           --          170,000
    Non-cash technology sub-license expenses                     --             --          690,000           --          690,000
    Net discount recognized on technology notes payable         6,250           --           (3,495)                       (3,495)
    Changes in Assets and Liabilities
        Accounts payable                                      (41,580)        41,235        (37,572)        41,235         20,937
        Director fees payable                                   1,500          1,500          6,000          6,000         24,000
        Accrued interest payable                               16,539          8,879         46,225         29,218        114,205
                                                          -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities           (106,873)       (75,193)      (967,194)      (363,020)    (2,209,190)
                                                          -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment (purchases) dispositions                                            --             --             --              (90)
  Organization costs                                             --             --              270           --             --
                                                          -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Provided (Used) for
         Investing Activities                                    --             --              270           --              (90)
                                                          -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                           --             --            1,305            690          4,231
  Additional paid-in capital                                     --             --          868,695        459,310      1,703,149
  Offering costs                                                 --             --             --             --           (7,173)
  Advances received                                           106,325         78,200        944,295        496,181      1,880,521
  Advances repaid                                                --           (3,200)      (848,000)      (698,200)    (1,546,200)
  Proceeds from notes payable                                    --             --                0        105,000        105,000
                                                          -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Provided by Financing Activities         106,325         75,000        966,295        362,981      2,139,528
                                                          -----------    -----------    -----------    -----------    -----------

Net increase in cash                                             (548)          (193)          (629)           (39)       (69,752)

Cash and cash equivalents -  Beginning of period                  796          1,070            877            916           --
                                                          -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents - End of period                 $       248    $       877    $       248    $       877    $       248
                                                          ===========    ===========    ===========    ===========    ===========


Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------
During 1998, the Company exchanged 1,000,000 restricted common shares for a profit sharing interest in 439 lode-mining claims.
The Company accrued interest on notes payable of $46,225 and $29,218 for the twelve month periods ended December 31, 1999 and 1998, respectively. The Company has not paid any accrued interest. The Company has also recognized an additional $19,653 of imputed interest during 1999.
The Company issued 42,500 shares of common stock in settlement of a $8,509 vendor payable during 1999.
The Company issued $600,000 of notes payable and $90,000 of stock pursuant to the technology sub-license agreement. The Company recorded a discount of $23,148 on the notes payable upon issuance.


                                       See accompanying summary of accounting policies
                                              and notes to financial statements.

                                                             4

                                                        GOLDSTATE CORPORATION
                                                    (An Exploration Stage Company)
                                                Statements of Stockholders' Equity

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                   Common Stock                            During
                                                            ---------------------------    Paid - in     Development
                                                               Shares         Amount        Capital         Stage          Total
                                                            -----------    ------------   -----------    -----------    -----------

Balance, February 28, 1996                                            0    $         0    $         0    $         0    $         0

Issuance of common stock for cash
 ($.001 par per share, total of $.004 per share)              3,038,000          3,038          9,342              0         12,380

Less offering costs                                                   0              0         (7,173)             0         (7,173)

Stock Split                                                   6,076,000              0              0              0              0

Net income (loss), February 28, 1996
 (inception) to December 31, 1996                                     0              0              0         (4,164)        (4,164)
                                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1996                                    9,114,000          3,038          2,169         (4,164)         1,043


Shares redeemed                                              (5,500,200)        (1,650)         1,650              0              0

Issuance of common stock SEC Reg D-504 for cash
 ($.0003 par per share, total of $.20 per share)              1,825,000            548        364,452              0        365,000

Net loss, Year ended December 31, 1997                                0              0              0       (942,938)      (942,938)
                                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1997                                    5,438,800          1,936        368,271       (947,102)      (576,895)


Issuance of common stock pursuant to profit sharing
  agreement ($.0003 par per share, total of $.17 per share)   1,000,000            300        169,700              0        170,000

Issuance of common stock SEC Reg D-504 for cash
  ($.0003 par per share, total of $.20 per share)             2,300,000            690        459,310              0        460,000

Net Loss, Year ended December 31, 1998                                0              0              0       (439,473)      (439,473)
                                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1998                                    8,738,800    $     2,926    $   997,281    $(1,386,575)   $  (386,368)

Issuance of common stock in settlement of vendor
($.0003 par per share, total of $.20 per share)                  42,500             13          8,496              0          8,509

Issuance of common stock pursuant to Technology
  Sublicense Agreement ($.0003 par per share, total of
  $.09 per share)                                             1,000,000            300         89,700              0         90,000

Issuance of Common Stock SEC Reg D-504 for cash
  ($.003 par per share, total of $.20 per share)              4,350,000          1,305        868,695              0        870,000

Adjustment of Shares outstanding ($.003 par per share)              200              0              0              0              0

Net Loss, Year ended December 31, 1999                                0              0              0     (1,838,352)    (1,838,352)
                                                            -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                                   14,131,500    $     4,544    $ 1,964,172    $(3,224,927)   $(1,256,211)
                                                            ===========    ===========    ===========    ===========    ===========


                             The accompanying notes are an integral part of the financial statements.

                                                                5

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 1999


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Goldstate Corporation (the Company) was incorporated on February 28, 1996 under the laws of the State of Nevada. The Company is an exploration stage company.

     The Company's principal operations are the exploration of 439 unpatented lode-mining claims in the State of Idaho pursuant to a profit sharing agreement as discussed in Note 4. Effective January 2000, the Company along with its Joint Venture partner Intergold Corporation has ceased to explore the claims, due to unconfirmed assay and metallurgical recovery testing results.

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

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 1999


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Going Concern and Continued Operations
     --------------------------------------

     As of December 31, 1999, the Company had not generated revenues from operations and had working capital and stockholders' deficits of $1,256,211. Subsequent to December 31, 1999, the Company has ceased exploration of the joint venture lode mining claims located in the State of Idaho, pending the outcome of Intergold Corporation and Geneva Resources, Inc.'s ongoing litigation with regard to the transfer of technology pursuant to the Sub-license Agreement between the Company and Geneva Resources, Inc. There is a chance that the technology to be transferred under the Sub-license Agreement may be delayed indefinitely, or cancelled all together, depending on the outcome of the Intergold/Geneva litigation.

     The Company expects to fund ongoing operations for the next twelve months through a combination of advances and future common stock offerings. The Company has been undertaking research relating to new business endeavors and possible new acquisitions. This research may result in the Company entering into business operations and possible acquisitions that are not in the minerals exploration field. On January 24, 2000, the Company authorized the execution of agreements for the settlement of outstanding advances and accrued interest payable through the issuance of common stock (Note 10).

     Earnings Per Share
     ------------------

     As of December 31, 1999, there were 1,000,000 options exercisable to purchase common stock and notes payable that can be converted in to 1,375,000 shares of common stock. As these options and convertible notes payable would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.


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

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 1999


NOTE 2: TECHNOLOGY SUB-LICENSE AGREEMENT (Continued)

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

     As of December 31, 1999 the promissory notes and common stock have been issued to the various parties, however, the related technology has not been transferred, and has not proven reliable. These promissory notes become due and payable upon the transfer of the technology. Transfer of the technology was scheduled to occur after completion of pilot scale testing. The technology was scheduled for transfer during 1999, however legal proceedings initiated by Intergold Corporation (the Company's joint venture partner) and Geneva against Auric and Dames & Moore has impacted the schedule for transfer (see Note 9 - Contingencies). The Company has expensed the amounts paid pursuant to the agreement as research and development expense.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 1999


NOTE 3: INVESTMENTS

     Investment in Profit Sharing Interest
     -------------------------------------

     On December 11, 1997, Intergold Corporation and its subsidiary entered into a profit sharing agreement with the Company. Under terms of the agreement, Intergold received 1,000,000 restricted shares of common stock in the Company in exchange for the sale of a future profit sharing interest. The Company will be responsible to provide all funding and will be the operating partner. The Company will initially retain 80% of the profits resulting from the agreement. After the Company is repaid all of its invested capital, the profit distribution will be 51% to the Company and 49% to Intergold Corporation. There are 439 unpatented lode-mining claims that form the subject of this arrangement known as Blackhawk II. These claims were transferred from Intergold Corporation to the Company via quitclaim deed on June 10, 1999. As of December 31, 1999 there were no jointly controlled assets pursuant to the agreement.

     The Company now owns a profit sharing interest in 439 unpatented lode-mining claims. As the 1,000,000 shares of common stock could not be marketed for a period of twelve months from the date of issuance, the Company had valued the profit sharing interest at 50% of the trading value as of the date of issuance, $170,000. As of September 30, 1999, the Company's management determined that future cash flows from the profit sharing interest could not be estimated, and that, absent the ability to value the future cash flows, the value of the asset had been impaired. This valuation adjustment is shown as a $170,000 impairment loss on the Statement of Operations. Subsequent to December 31, 1999, the Company indefinitely ceased exploration of the 439 unpatented lode-mining claims.

     The consolidation method is being utilized to account for the joint venture agreement with Intergold Corporation. The Company will have majority accounting control over the exploration of the claims. As of December 31, 1999, no profit had been generated by the exploration of the claims.

     The sole director and officer of Goldstate Corporation is also a director of Intergold Corporation.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 1999


NOTE 4: ADVANCES AND NOTES PAYABLE

     Advances are comprised of the following:

     Advances
     --------

     The Company at December 31, 1999 had advances, payable on demand, bearing 10% simple interest, to the following affiliated companies:

     Amerocan Marketing, Inc.                                      $ 46,500
     Tri-Star Financial Services, Inc.                                  526
     Investor Communications International, Inc.                    287,295
                                                                   --------

                                                                   $334,321
                                                                   ========

     Notes Payable
     -------------

     The Company had Notes Payable at December 31, 1999 as follows:

     Brent Pierce                                                 $  75,000
     Rising Sun Capital Corporation                                 100,000
     Geneva Resources, Inc.                                         100,000
     Geneva Resources, Inc.                                         250,000
        Discount for imputed interest on Geneva Resources, Inc.      (1,748)
     AuRIC Metallurgical Laboratories, LLC                          250,000
        Discount for imputed interest on AuRIC Labs                  (1,747)
                                                                  ---------
                                                                  $ 771,505
                                                                  =========

     Accrued Interest Payable to December 31, 1999 from Advances and Notes Payable was $114,205.

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

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 1999


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


NOTE 5: STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     Pursuant to a July 30, 1997 Offering Memorandum, the Company issued, under SEC Rule 504 of Regulation D, 2,625,000 shares of common stock at $.0003 par value for $525,000 during 1997 and 1998.

     Pursuant to a March 3, 1998 Offering Memorandum, the Company has issued 1,500,000 shares of common stock at $.0003 par value for $300,000 during 1998.

     The Company issued 1,000,000 common shares to Intergold Corporation pursuant to a profit sharing agreement as detailed in Note 3.

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

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 1999


NOTE 5: STOCKHOLDERS' EQUITY (Continued)

     The private placement memorandum dated March 15, 1999 generated $870,000 of additional operating funds that were utilized primarily on management and administration relating to development programs for metallurgical technology and planning for the Blackhawk II Property as well as repayment of advances to companies which provided past management services, and for general working capital for the continued exploration of the Company's Blackhawk II claims.

     Preferred Stock
     ---------------

     Pursuant to a Board resolution, the Corporation has authorized the creation of preferred stock and related rights. The Company also filed a "Certificate of Designation of Series A Preferred Stock" with the Nevada Secretary of State on May 8, 1998. The Company has not issued any shares of preferred stock as of December 31, 1999.


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

     During the twelve month period ending December 31, 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and consultants. The options granted consisted of 1,000,000 options with an exercise price of $.15 per share of common stock. Selected information regarding the options as of December 31, 1999 and 1998 are as follows:

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 1999


NOTE 6: EMPLOYEE STOCK OPTION PLAN (Continued)

                                       December 31, 1999      December 31, 1998
                                     ----------------------   ------------------
                                                 Weighted               Weighted
                                      Number     Average      Number    Average
                                         of      Exercise       of      Exercise
                                      Options      Price      Options    Price
                                      -------      -----      -------    -----

     Outstanding at Beg. of Period         -0-          -0-      -0-       -0-
     Outstanding at End of Period    1,000,000   $.15/share      -0-       -0-
     Exercisable at End of Period    1,000,000   $.15/share      -0-       -0-
     Options Granted                 1,000,000   $.15/share      -0-       -0-
     Options Exercised                     -0-          -0-      -0-       -0-
     Options Forfeited                     -0-          -0-      -0-       -0-
     Options Expired                       -0-          -0-      -0-       -0-

     As of December 31, 1999, outstanding options have an exercise price of $.15 per share. The weighted average exercise price of all options outstanding is $.15 per share of common stock and the weighted average remaining contractual life is 19 years 65 days. There are 1,000,000 options that are exercisable with a weighted average exercise price of $.15 per share of common stock.


NOTE 7: MANAGEMENT SERVICES AGREEMENT

     The Company has entered into a management services agreement with Tri Star Financial Services, Inc ("Tri Star") to provide management of the day-to-day operations of the Company. The management services agreement required a monthly payment not to exceed $100,000 for services rendered. This contract runs from January 1, 1999 through June 30, 1999. The individuals comprising the management team provided by Tri Star are the same individuals managing the operations of Intergold Corporation.

     The Company entered into a similar management services agreement with Investor Communications, Inc. during the second quarter. This contract started July 1, 1999 and is for 24 months at a cost to not exceed $75,000 per month for the first twelve months. The management team provided by Investor Communications is the same group provided by Tri Star.

     The sole director and officer of the Company is not an officer, director, employee or a part of the management team provided by Tri Star or Investor Communications, Inc.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 1999


NOTE 8: INCOME TAXES

     The Company incurred an operating loss for the year ended December 31, 1999 and 1998 of $1,335,550, and $363,074, respectively. The Company had adopted FASB No. 109 for reporting purposes.

     As of December 31, 1999 and 1998, the Company had net operating loss carry forwards of $2,477,744 and $1,142,194, respectively, which expire between the years 2011 - 2019. The deferred tax assets resulting from these carry forwards were as follows:

                                             1999         1998
                                             ----         ----

     Deferred Tax Asset                   $ 842,433    $ 388,346
     Less Valuation of Net Assets          (842,433)    (388,346)
                                          ---------    ---------
     Balance at End of Year               $     -0-    $     -0-
                                          =========    =========


NOTE 9: CONTINGENCIES

     On October 8, 1999, the Company's joint venture partner, Intergold Corporation ("IGCO"), its wholly owned subsidiary, International Gold Corporation ("IGC"), , and Geneva Resources, Inc. initiated a legal complaint against AuRIC Metallurgical Laboratories, LLC ("AuRIC"), Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGCO/IGC/Geneva are to be determined in court. The damages incurred stem from reliance on assays and representations made by AuRIC and upon actions and engineering reports produced by Dames & Moore related to the Blackhawk claims. IGCO/IGC/Geneva also alleges there were breaches of contract by AuRIC and Dames and Moore, as well as other causes of action. This legal proceeding affected the timing of technology to be transferred from Geneva to the Company that was scheduled initially before the end of 1999. Subsequent to December 31, 1999, IGC and the Company have ceased exploration of the lode-mining claims comprising the profit sharing agreement (Note 3).


NOTE 10: SUBSEQUENT EVENTS

     On January 24, 2000, the Company authorized the future execution of agreements for the settlement of advances and accrued interest payable through the issuance of common stock. The Company is settling advances and associated accrued interest totaling $401,968 at $.0175 per share, which represents a 14% discounted value of the common stock as of January 24, 2000, for a total of 22,970,000 shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of GDSA are as follows:

Name                        Age             Position with IGCO
----                        ---             ------------------

Harold Gooding              37               Director and President,
                                              Secretary/Treasurer

     HAROLD GOODING has been a Director and the President, Secretary/Treasurer of GDSA since September 16, 1997. From April 1993 to August of 1994, Mr. Gooding worked in sales in the water treatment industry with Osmonics, located in Minnetonka, Minnesota. Osmonics is a diversified multi company entity that caters to various facets of the water treatment industry. As sales manager, Mr. Gooding was responsible for the sale of large scale water treatment systems for industrial applications requiring consistent water quality such as the beverage bottling industry. From April 1994 to August of 1995, Mr. Gooding was the sales manager for the northeast region for Ultra Pure Water Systems (U.S.A.), Inc., located in Massachusetts. From August 1995 until summer of 1998, Mr. Gooding was employed as an international sales manager with Cambridge Applied Systems based out of Medford, Massachusetts, where he was responsible for the manufacture and sale of the viscosity system. From mid 1998 to current, Mr. Gooding has provided the role of international sales manager to Photofabrication Engineering, Inc. where he is responsible for the sales and distribution of precision metal products to the aerospace and micro electronic industry, and was recently appointed Director of Marketing and Sales for the Mayer Treat Company which specialized in horticultural design and landscape maintenance. Mr. Gooding has previously held the position of president and a director of Vega-Atlantic Corporation, an OTC Bulletin Board company that was formerly marketing point of entry water treatment appliances for commercial and residential use before changing business focus and direction to gold exploration. Mr. Gooding is also a director of Intergold Corporation, an OTC Bulletin Board company, which is exploring the Blackhawk II claims in joint venture with GDSA.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires GDSA's directors and officers, and the persons who beneficially own more than ten percent of the common stock of GDSA, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to GDSA pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by GDSA and on the representations of the reporting persons, GDSA believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

     As of the date of this Annual Report, directors of GDSA accrue $500 per month in director's fees for their roles as directors. Harold Gooding accrued $6,000 during fiscal year 1999 as compensation for his role as a director of GDSA. Officers and directors of GDSA are reimbursed for any out-of-pocket expenses incurred by them on behalf of GDSA.

     For the fiscal year ended December 31, 1999, GDSA accrued approximately $6,000; such expenses have not been paid to its directors as executive compensation. As of fiscal year ended December 31, 1999, GDSA has (i) accrued approximately $600,500 and paid approximately $838,000 to Tristar Financial Services, Inc. ("Tristar") for managerial and administrative services rendered, and (ii) accrued approximately $297,295 and paid approximately $10,000 to Investment Communications International, Inc. ("ICI" for managerial and administrative services rendered. See "Summary Compensation Table" below.

     Pursuant to the consulting services and management agreement with Tristar, which was dated January 1, 1998 and terminated June 30, 1999, and ICI dated July 1, 1999, respectively, services rendered or to be rendered pursuant to the terms and provisions of the respective agreements are (i) financial, such as business planning, capital and operating budgeting, bookkeeping, financial statement services, auditor liaison, banking, record keeping and documentation, database records, (ii) gold and silver exploration management, such as administration of metallurgical development, metallurgical liaison, BLM liaison, engineering company liaison, drilling administration, geologist liaison, mapping, survey and catalogue, geostatistical liaison, environmental research, geological reports compilation, (iii) administration, such as legal liaison, corporate minute book maintenance, and record keeping, corporate secretarial services, printing and production, office and general duties, international business relations, corporate information distribution and public relations, and media liaison.

     All executive officers and directors of GDSA are reimbursed for any out-of-pocket expenses incurred on behalf of GDSA. Executive compensation is subject to change concurrent with GDSA requirements. Mr. Harold Gooding is not an officer or director of either Tristar or ICI, nor does GDSA own of record capital stock of either Tristar or ICI, Neither Tristar nor ICI own of record any capital stock of GDSA.

Summary Compensation Table

                              Annual Compensation        Awards    Payouts
                             ---------------------     ----------  -------
                                $      $       $       $       #       $     $
Name and Position            Salary  Bonus   Other    RSA   Options  LTIP  Other
-----------------            ------  -----   -----    ---   -------  ----  -----

Brian Harris           1997       0      0       0      0         0     0      0
Pres./Director

Ronald Lambrecht       1997       0      0       0      0         0     0      0
Secy./Director

Harold Gooding         1997       0      0       0      0         0     0      0
Pres./Director         1998       0      0       0      0         0     0      0
                       1999       0      0       0      0         0     0      0


Non-Qualified Stock Option Plan

     During fiscal year ended 1999, the Board of Directors of GDSA authorized the grant of stock options to certain officers, directors and significant consultants as reflected below in the "Aggregated Options/SAR Exercises and Fiscal Year-End Options/SAR Value Table". As of the date of this Annual Report, none of the officers, directors or significant consultants have exercised such stock options.

Aggregated Options/SAR Exercises and Fiscal Year-End Options/SAR Value Table

--------------------------------------------------------------------------------
                    Number of    Date of Grant   Exercise Price      Date of
                 Shares Granted                                     Expiration
--------------------------------------------------------------------------------

 Gino Cicci         200,000        15-Jun-99          $0.15        March 1, 2019
 Grant Atkins       300,000        15-Mar-99          $0.15        March 1, 2019
 Brent Pierce       300,000        15-Mar-99          $0.15        March 1, 2019
 Harold Gooding     100,000        15-Mar-99          $0.15        March 1, 2019
 Marcus Johnson     100,000        15-Mar-99          $0.19        March 1, 2019

TOTAL             1,000,000
--------------------------------------------------------------------------------

No share options have been exercised as at the date of this Annual Report.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GOLDSTATE CORPORATION

Dated: March 29, 2000                             By: /s/ Harold Gooding
---------------------                             ----------------------
                                                  Harold Gooding, President