Form 10QSB
period 2000-03-31
GOLDSTATE CORP
filed 2000-05-15
CIK 1050248

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

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

         Yes      X       No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of May 11, 2000
-----                                       ----------------------------------
Common Stock, $.0003 par value              38,119,300


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


                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)


                                 MARCH 31, 2000


                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----

Table of Contents                                                        1

Balance Sheet                                                            2

Statements of Operations                                                 3

Statements of Cash Flows                                                 4

Notes to Financial Statements                                          5 - 10

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                                  Balance Sheet

                                                                      March 31,
                                                                        2000
                                                                    -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $       375
                                                                    -----------

      Total Assets                                                  $       375
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                          $    13,828
  Advances payable                                                       14,595
  Accrued interest payable                                               61,236
  Directors fees payable                                                 25,500
  Notes payable                                                         775,000
                                                                    -----------

      Total Liabilities                                                 890,159
                                                                    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; authorized 25,000,000 shares;
      0 shares issued and  outstanding at March 31, 2000
  Common stock $.0003 par value; authorized 75,000,000 shares;
      37,101,500 shares issued and outstanding at March 31, 2000         11,434
  Paid - in capital                                                   2,359,430
  Accumulated deficit through development stage                      (3,260,648)
                                                                    -----------

      Total Stockholders' Equity (Deficit)                             (889,784)
                                                                    -----------

      Total Liabilities and Stockholders' Equity                    $       375
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


                                         GOLDSTATE CORPORATION
                                    (An Exploration Stage Company)
                                       Statements of Operations

                                                                                              Inception
                                                                                             (February 28,
                                                           For the 3 Months Ended Mar. 31,     1996) to
                                                           ------------------------------      March 31,
                                                                 2000            1999            2000
                                                             ------------    ------------    ------------
                     REVENUES
  Other income                                               $       --      $       --      $      1,026
                                                             ------------    ------------    ------------

                OPERATING EXPENSES
  PROPERTY EXPLORATION EXPENSES
   Research and Development - Sublicense Agreement                   --           666,852         666,852
   Claims maintenance fees, exploration, and staking costs           --              --           190,507
   Impairment loss related to profit sharing interest                --              --           170,000
                                                             ------------    ------------    ------------

      Total Property Exploration Expenses                            --           666,852       1,027,359
                                                             ------------    ------------    ------------

  ADMINISTRATIVE EXPENSES
                                                             ------------    ------------    ------------

      Total Administrative Expenses                                17,368         272,306       2,082,106
                                                             ------------    ------------    ------------

        Total Operating Expenses                                   17,368         939,158       3,109,465
                                                             ------------    ------------    ------------

Income (Loss) from Operations                                     (17,368)       (939,158)     (3,108,439)

  OTHER INCOME (EXPENSES)
    Other Income                                                     --              --              --
    Interest Income                                                  --              --              --
    Interest Expense                                              (18,352)        (11,726)       (152,209)
                                                             ------------    ------------    ------------

Net (Loss)                                                   $    (35,720)   $   (950,884)   $ (3,260,648)
                                                             ============    ============    ============

Earnings (Loss) Per Share - Basic                            $     (0.002)   $     (0.106)   $     (0.371)
                                                             ============    ============    ============

Weighted Average Number of
 Common Shares Outstanding                                     16,655,476       8,960,050       8,799,626
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

                                                 3

                                         GOLDSTATE CORPORATION
                                    (An Exploration Stage Company)
                                       Statements of Cash Flows
                           Increase (Decrease) in Cash and Cash Equivalents

                                                                                                Inception
                                                                                              (February 28,
                                                              For the 3 Months Ended Mar. 31,   1996) to
                                                              -------------------------------   March 31,
                                                                    2000           1999           2000
                                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                    $   (35,720)   $  (950,884)   $(3,260,648)
  Adjustments to reconcile net (loss) to cash
    used by operating activities
    Amortization and depreciation                                      --             --               90
    Impairment loss on profit sharing interest                         --             --          170,000
    Non-cash technology sub-license expenses                           --          690,000        690,000
    Net discount recognized on technology notes payable               3,495            903         (3,495)
    Changes in Assets and Liabilities
        Accounts payable                                              1,400         (8,509)        20,937
        Director fees payable                                         1,500          1,500         24,000
        Accrued interest payable                                     18,352        (35,403)       114,205
                                                                -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities                  (10,973)      (302,393)    (2,244,911)
                                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment (purchases) dispositions                                                  --              (90)
  Organization costs                                                   --             --             --
                                                                -----------    -----------    -----------

      Net Cash Flows Provided (Used) for Investing Activities          --             --              (90)
                                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                 --            1,017          4,231
  Additional paid-in capital                                           --          567,491      1,703,149
  Offering costs                                                       --             --           (7,173)
  Advances received                                                   8,300        270,400      1,880,521
  Advances repaid                                                      --         (431,000)    (1,546,200)
  Proceeds from notes payable                                          --             --          105,000
                                                                -----------    -----------    -----------

      Net Cash Flows Provided by Financing Activities                 8,300        407,908      2,139,528
                                                                -----------    -----------    -----------

Net increase in cash                                                 (2,673)       105,515       (105,473)

Cash and cash equivalents -  Beginning of period                        248            877           --
                                                                -----------    -----------    -----------

Cash and cash equivalents - End of period                       $    (2,425)   $   106,392    $  (105,473)
                                                                ===========    ===========    ===========
                                                                        375         39,469            375


Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------

The Company accrued interest on notes payable of $46,225 and $29,218 for the twelve month periods ended December 31, 1999 and 1998, respectively. The Company has also recognized an additional $19,653 in imputed interest during 1999. The Company has accrued interest on notes payable of $9,250 in 2000. The Company issued 22,970,000 shares of common stock in settlement of a $334,622 in advances payable and $67,827 of accrued interest during 2000. During 2000, the Company has accrued $5,607 of interest on outstanding advances payable. Since inception, the Company has not capitalized any interest.



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000

--------------------------------------------------------------------------------
NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Presentation
          ------------

          Goldstate Corporation (the "Company") has included the balance sheet of the Company as of March 31, 2000, and statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999 and for the period from inception (February 28, 1996) to March 31, 2000, together with condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments necessary to fairly present the consolidated financial condition, results of operations, and cash flows of the Company for the interim periods presented. The interim period financial statements presented should be read in conjunction with the audited financial statements of the Company and notes thereto included with the annual report of the Company on Form 10-K for the year ended December 31, 1999.

          Earnings Per Share
          ------------------

          As of March 31, 2000 there were 1,000,000 options exercisable to purchase common stock and notes payable plus accrued interest that can be converted to 2,018,000 shares of common stock. As these options and convertible notes payable would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

          Going Concern and Continued Operations
          --------------------------------------

          As of March 31, 2000, the Company had not generated revenues from operations and had working capital and stockholders' deficits of $889,784. Subsequent to December 31, 1999, the Company ceased exploration of the joint venture lode mining claims located in the State of Idaho, pending the outcome of Intergold Corporation and Geneva Resources, Inc.'s ongoing litigation with regard to the transfer of technology pursuant to the Sub-license Agreement between the Company and Geneva Resources, Inc. There is a chance that the technology to be transferred under the Sub-license Agreement may be delayed indefinitely, or cancelled all together, depending on the outcome of the Intergold/Geneva litigation.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000

--------------------------------------------------------------------------------
NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          The Company expects to fund ongoing operations for the next twelve months through a combination of advances and future common stock offerings. The Company has been undertaking research relating to new business endeavors and possible new acquisitions. This research may result in the Company entering into business operations and possible acquisitions that are not in the minerals exploration field (Note 9). On January 24, 2000, the Company authorized the execution of agreements for the settlement of outstanding advances and accrued interest payable through the issuance of common stock (Note 3).

          On March 21, 2000, the Company issued the common shares pursuant to the debt settlements described above. (Note 3).

NOTE 2:   ADVANCES AND NOTES PAYABLE

          Advances are comprised of the following:

          Advances
          --------

          The Company at March 31, 2000 had advances, payable on demand, bearing 10% simple interest, to the following affiliated companies:

          Tri-Star Financial Services, Inc.                        $ 14,595
                                                                   ========

          The advance bears 10% simple interest and is due on demand. There is $5,607 of interest accrued on the advance as of March 31, 2000.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000

--------------------------------------------------------------------------------
NOTE 3:   STOCKHOLDERS' EQUITY

          Common Stock
          ------------

          On January 24, 2000, the Company entered into an agreement whereby certain advances and accrued interest payable will be settled through the issuance of common stock. The advances and the corresponding stock issued in settlement are as follows:

                                           Advances/Interest
                                             Payable as of    Common Stock to be
                                                1/24/00            Issued
                                                -------       ------------------
          Tristar Financial Services, Inc.      $ 57,516       3,287,000 shares
          Investor  Communications
          International, Inc.                   $296,132      16,912,000 shares
          Amerocan Marketing, Inc.              $ 48,500       2,771,000 shares
          Total                                 $402,148      22,970,000 shares

          On March 21, 2000, the Company issued the common shares pursuant to the debt settlements previously authorized for advances and accrued interest payable. The Company settled advances and associated accrued interest totaling $402,148 at $.0175 per share, which represents a 12.5% discount on the value of the common stock as of January 6, 2000, for a total of 22,970,000 shares.

NOTE 4:   TECHNOLOGY SUB-LICENSE AGREEMENT

          As of March 31, 2000 the Company has issued the promissory notes and common stock required by the technology sub-license agreement to the various parties, however, the related technology has not been transferred. These promissory notes become due and payable upon the transfer of the technology. Transfer of the technology or any settlement thereto will be contingent on the outcome of the lawsuit described in Note 6.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000

--------------------------------------------------------------------------------
NOTE 5:   EMPLOYEE STOCK OPTION PLAN

          Selected information regarding the Company's employee stock options as of March 31, 2000 are as follows:

                                                March 31, 2000
                                             ---------------------
                                                          Weighted
                                              Number      Average
                                                of        Exercise
                                              Options      Price
                                              -------      -----

             Outstanding at Beg. of Period      -0-         -0-
             Outstanding at End of Period    1,000,000   $.15/share
             Exercisable at End of Period    1,000,000   $.15/share
             Options Granted                 1,000,000   $.15/share
             Options Exercised                  -0-         -0-
             Options Forfeited                  -0-         -0-
             Options Expired                    -0-         -0-


          As of March 31, 2000, outstanding options have an exercise price of $.15 per share. The weighted average exercise price of all options outstanding is $.15 per share of common stock and the weighted average remaining contractual life is 19 years 65 days. There are 1,000,000 options that are exercisable with a weighted average exercise price of $.15 per share of common stock.


NOTE 6:   CONTINGENCIES

          On October 8, 2000, the Company's joint venture partner, Intergold Corporation ("IGCO"), its wholly owned subsidiary, International Gold Corporation ("IGC"), , and Geneva Resources, Inc. initiated a legal complaint against AuRIC Metallurgical Laboratories, LLC ("AuRIC"), Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGCO/IGC/Geneva are to be determined in court. The damages incurred stem from reliance on assays and representations made by AuRIC and upon actions and engineering reports produced by Dames & Moore related to the Blackhawk claims. IGCO/IGC/Geneva also alleges there were breaches of contract by AuRIC and Dames and Moore, as well as other causes of action. This legal proceeding affected the timing of technology to be transferred from Geneva to the Company that was scheduled initially before the end of 2000. Subsequent to December 31, 1999, IGC and the Company ceased exploration of the lode-mining claims comprising the profit sharing agreement.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000

--------------------------------------------------------------------------------
NOTE 7:   PROPOSED ACQUISITIONS

          On March 31, 2000, the Company entered into a letter of intent to acquire of 100% of the issued and outstanding shares of National Care Card, a Washington registered company. The Company further executed a letter of intent to purchase 50% of the issued and outstanding shares of Washington Health Card (WHC). WHC is a Preferred Provider Organization (PPO) in Washington State, offering significantly discounted rates on health services to individuals who do not have health insurance, but do have the ability to pay for their own care.

NOTE 8:   SUBSEQUENT EVENTS

          On April 15, 2000 the Company entered into an agreement with Tri Star Financial Services, Inc ("Tri Star") to rescind its previous agreement for management services entered into on July 1, 1999.

          On April 17, 2000, the Company accepted the resignation of Mr. Harold Gooding from the Board of Directors. Mr. Gooding also resigned effective May 5, 2000 from his position as Director and Officer of Intergold Corporation.

          On April 17, 2000, the Company received assignments of all issued and outstanding grants of options under the Employee Stock Option Plan described in Note 5.

          On April 20, 2000, the Company announced the appointment of Mr. Carson Walker as director and President of the Corporation. Mr. Walker replaces Harold Gooding as the sole director and officer of the Corporation.

          On April 20, 2000, the Company entered into a letter agreement to acquire 100% of the issued and outstanding shares of FP Telecom Ltd., a corporation organized under the laws of Alberta ("FP Telecom"). The acquisition of FP Telecom by the Company would be in exchange for a funding commitment of an aggregate of $250,000 CDN and the issuance of an aggregate of 425,000 restricted shares of the Company's common stock, subject to final due diligence and finalization of negotiations relating to the Definitive Agreement. The Company is continuing its due diligence and research regarding the proposed acquisition of FP Telecom Ltd. The Company is in the process of negotiating terms and conditions with respect to a definitive agreement (the "Definitive Agreement") based on the preliminary letter agreement in place.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000

--------------------------------------------------------------------------------
NOTE 8:   SUBSEQUENT EVENTS (Continued)

          On May 3, 2000, the Company converted certain convertible notes in the amount of $175,000 together with accrued interest in the amount of $28,583 at $0.20 per share to issue 1,018,000 common shares in the capital of the Corporation.

          The following convertible promissory notes payable were converted:

          Brent Pierce                                             $ 75,000
          Rising Sun Capital Corporation                            100,000
                                                                   --------
                                                                   $175,000
                                                                   ========

          On May 4, 2000, the proposed acquisition interests between Goldstate Corp., National Care Card, and Washington Health Card lapsed. The Company could not reach an agreement on specific terms and conditions with the shareholders and principles of the related companies to enable it to proceed with these acquisitions. The Company advises that it has terminated further negotiations thereto and will not move forward with the proposed acquisitions of, or contracts with, or relating to, these companies.

          On May 9, 2000, the Company executed an assignment agreement that transferred and conveyed the potential claims and causes of action that the Company may have in connections with the Sub-license Agreement with Geneva Resources, Inc. (Notes 4 and 6). If amounts are recovered by the lawsuit initiated by International Gold Corporation and Geneva Resources, Inc., the Company will receive the equivalent pro rata share of the Claims in relation to all other claims and causes of action for which any damages of settlement amounts are recovered. The Company has made this assignment to Geneva Resources, Inc.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

     As of the date of this Report, there has been no income realized from the business operations of the Company. During fiscal year 1999, the Company's primary source of cash was from advances made to the Company.

     International Gold Corporation ("INGC"), the wholly-owned subsidiary of Intergold Corporation ("IGCO") and AuRIC Metallurgical Laboratories LLC ("AuRIC") had entered into an Agreement for Services whereby AuRIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for properties of IGCO. Dames & Moore subsequently verified the fire and chemical assay techniques and procedures developed by AuRIC, their repeatability, and confirmed preliminary metallurgical recovery testing. Geneva Resources, Inc. ("Geneva") and AuRIC thus entered into a License Agreement whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva the right to sub-license the proprietary technology to the Company for use on the Blackhawk II Property. The Company and Geneva simultaneously entered into the Sub-License Agreement whereby the Company acquired from Geneva a sub-license to utilize such proprietary information and related precious metals recovery processes on the Blackhawk II Property.

     Management of the Company has suspended exploration of the Blackhawk II Property indefinitely due to (i) the existence of multiple breaches of the Agreement for Services and the License Agreement by AuRIC; (ii) ensuing litigation initiated by INGC, on behalf of IGCO, and Geneva against AuRIC and Dames & Moore; (iii) the delay of transfer to the Company of the assay and metallurgical recovery technology allegedly developed by AuRIC and confirmed by Dames & Moore; (iv) the rock type of the Company's Blackhawk II claims is thought to be similar to that of the claims located on the Blackhawk Property owned by IGCO and INGC, and without the assay and metallurgical recovery technology, management deems the probability of commercial grade gold or silver located in the Blackhawk II claims to be nil; and (v) the independent assessment information received by IGCO from Strathcona Mineral Services Limited and Mineral Science Limited of London, England pertaining to the Blackhawk Property, which does not support the assay and metallurgical recovery testing results of AuRIC and Dames & Moore. See "Part II. Item 1. Legal Proceedings".

     Management of the Company and IGCO are also currently involved in negotiations regarding the temporary suspension of the Company's obligations and duties under the Joint Venture Agreement relating to the exploration of the Blackhawk II Property until resolution of the litigation against AuRIC and Dames & Moore.

     Therefore, management of the Company has currently been undertaking research relating to prospective new business endeavors and acquisitions. This research may result in the Company entering into business operations that are not in the minerals exploration field. On April 20, 2000, the Company entered into a letter agreement to acquire 100% of the issued and outstanding shares of FP Telecom Ltd., a corporation organized under the laws of Alberta ("FP Telecom"). FP Telecom is engaged in the leasing of cellular telephone equipment and services to credit challenged consumers who do not otherwise qualify to sign and operate a network carrier's agreement for service without the support and backing of FP Telecom. Management is currently continuing its due diligence and research regarding the proposed acquisition of FP Telecom. Management is also engaged in the process of negotiating terms and conditions with respect to finalization of a definitive agreement, of which execution and consummation is subject to the satisfactory outcome of the Company's due diligence.

Results of Operation
--------------------

Quarter Ended March 31, 2000 compared to March 31, 1999
---------------------------------------------------------------

     For the three-month period ended March 31, 2000, the Company recorded a net loss of $35,720 compared to a net loss of $950,884 in the corresponding period of 1999. During the three-month period ended March 31, 2000, and March 31, 1999, the Company recorded no income.

     During the three-month period ended March 31, 2000, the Company recorded operating expenses of $17,368 as compared to $939,158 of operating expenses recorded in the same period for 1999. There were no property exploration expenses incurred during the three-month period during 2000 as compared to property exploration expenses incurred in the amount of $666,852 during the same period for 1999. This resulted from suspension of any further exploration of the Blackhawk II Property and the cessation of work orders for research, development and metallurgical services compared to the significant property exploration expenses incurred in the same period for 1999 relating to amounts paid by the Company for research, development and metallurgical services performed associated with contractual agreements between the Company and Geneva Resources, Inc. Administrative expenses decreased significantly by approximately $254,938 in the three-month period in 2000 compared to 1999. This decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to the exploration of the Blackhawk II Property.

Liquidity and Capital Resources
-------------------------------

     As of the three-month period ended March 31, 2000, the Company's total assets were $375. This slight increase from fiscal year ended December 31, 1999 was due primarily to an increase in cash and cash equivalents. As of the three-month period ended March 31, 2000, the Company's total liabilities were $890,159. This decrease from fiscal year ended December 31, 1999 was due primarily to the settlement of advances and accrued interest due and owing by the Company in the amount of $402,148 by issuance of 22,970,000 shares of the Company's restricted Common Stock.

     Stockholders' Equity (deficit) decreased from $(1,256,211) for fiscal year ended December 31, 1999 to $(889,784) for the three-month period ended March 31, 2000.


PART II. OTHER INFORMATION
Item 1. Legal Proceedings
-------------------------

     On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC by filing a complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah, alleging (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to the Company, Geneva and Dames & Moore; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance; (v) non-disclosure injunction;
(vi) failure by AuRIC to repay advances; and (vii) quantum meruit/unjust enrichment. INGC, on behalf of IGCO, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

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

     Geneva and IGCO, on behalf of IGCO, are currently pursuing all such legal actions and reviewing further legal remedies against AuRIC and Dames & Moore.

     The Company and Geneva entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that the Company may have under the Sub-License Agreement with Geneva. If damages are recovered in the lawsuit initiated by Geneva and INGC, on behalf of IGCO, the Company will receive a pro rata share of such damages relating to its claims and causes of action in relation to all other claims and causes of action for which damages are recovered. Thus, Geneva will receive any such pro rata share of the damages recovered pursuant to the terms and provisions of the Assignment Agreement.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  No exhibits required.

(b)  No reports required.

     On behalf of the Company an 8-K was filed on April 27, 2000, April 20, 2000 and March 30, 2000.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GOLDSTATE CORPORATION

Dated: May 12, 2000                            By: /s/ Carson Walker
                                               ---------------------
                                               Carson Walker, President