Form 10QSB
period 2000-06-30
GOLDSTATE CORP
filed 2000-08-14
CIK 1050248

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

         Yes      X       No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of August 1, 2000
-----                                       ----------------------------------
Common Stock, $.0003 par value              38,119,500


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


                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)


                                 JUNE 30, 2000


                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----

Table of Contents                                                        1

Balance Sheet                                                            2

Statements of Operations                                                 3

Statements of Cash Flows                                                 4

Notes to Financial Statements                                          5 - 9

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                                  Balance Sheet

                                                                      June 30,
                                                                        2000
                                                                    -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $      (327)
                                                                    -----------

      Total Assets                                                  $      (327)
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                          $    37,115
  Advances payable                                                        8,300
  Accrued interest payable                                               29,676
  Directors fees payable                                                 25,500
  Notes payable                                                         600,000
                                                                    -----------

      Total Liabilities                                                 700,591
                                                                    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; authorized 25,000,000 shares;
      0 shares issued and outstanding at June 30, 2000                     --
  Common stock $.0003 par value; authorized 75,000,000 shares;
      38,119,500 shares issued and outstanding at June 30, 2000          11,740
  Paid - in capital                                                   2,567,089
  Accumulated deficit through development stage                      (3,279,747)
                                                                    -----------

      Total Stockholders' Equity (Deficit)                             (700,918)
                                                                    -----------

      Total Liabilities and Stockholders' Equity                    $      (327)
                                                                    ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                                    GOLDSTATE CORPORATION
                                               (An Exploration Stage Company)
                                                   Statements of Operations
                                                                                                                         Inception
                                                                                                                       (February 28,
                                                      For the 3 Months Ended June 30,  For the 6 Months Ended June 30,    1996) to
                                                      -------------------------------  -------------------------------    June 30,
                                                           2000            1999            2000            1999            2000
                                                       ------------    ------------    ------------    ------------    ------------
                      REVENUES
  Other income                                         $       --      $       --      $       --      $       --      $      1,026
                                                       ------------    ------------    ------------    ------------    ------------

                OPERATING EXPENSES
  PROPERTY EXPLORATION EXPENSES
   Research and Development - Sublicense Agreement             --              --              --           666,852         666,852
   Claims maintenance fees, exploration,
      and staking costs                                      (2,702)           --            (2,702)           --           187,805
   Impairment loss related to profit sharing
      interest                                                 --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

      Total Property Exploration Expenses                    (2,702)           --            (2,702)        666,852         854,657
                                                       ------------    ------------    ------------    ------------    ------------

  ADMINISTRATIVE EXPENSES
    Overhead and Administration                               4,450         332,100           4,450         600,000       1,672,745
    Legal and accounting                                     12,258          27,795          26,469          30,580         105,107
    Directors fees                                             --             1,500           1,500           3,000          25,500
    Internet design and access                                  886            --               886            --             6,058
    Printing and stationary                                     597            --               597            --             5,163
    Transfer agent                                              190             385             700             435           3,573
    News wire services                                          670             100             670             100           4,770
    Courier and postage                                         321             567             630             597          11,391
    Reports/information/subscripitions                          707            --               707            --            38,470
    Bank charges                                                106              18             130              59             605
    Office supplies                                            --              --              --              --             6,460
    Consultants                                                --              --              --              --            88,190
    Office rent                                                 136            --               730            --            43,238
    Telephone and fax                                           (66)           --               154            --            35,923
    Wages and salaries                                          140            --               140            --            22,584
    Travel                                                     --              --              --              --            16,731
    Auto                                                       --              --              --              --             7,259
    Promotion                                                  --              --              --              --             7,165
    Miscellaneous                                              --              --              --              --             1,410
    Computer supplies                                          --              --              --              --               159
                                                       ------------    ------------    ------------    ------------    ------------

      Total Administrative Expenses                          20,395         362,465          37,763         634,771       2,102,501
                                                       ------------    ------------    ------------    ------------    ------------

        Total Operating Expenses                             17,693         362,465          35,061       1,301,623       2,957,158
                                                       ------------    ------------    ------------    ------------    ------------

Income (Loss) from Operations                               (17,693)       (362,465)        (35,061)     (1,301,623)     (2,956,132)

  OTHER INCOME (EXPENSES)

    Impairment Loss                                            --              --              --              --          (170,000)
    Interest Expense                                         (1,406)        (12,477)        (19,758)        (24,203)       (153,615)
                                                       ------------    ------------    ------------    ------------    ------------

Net (Loss)                                             $    (19,099)   $   (374,942)   $    (54,819)   $ (1,325,826)   $ (3,279,747)
                                                       ============    ============    ============    ============    ============

Earnings (Loss) Per Share - Basic                      $     (0.001)   $     (0.027)   $     (0.002)   $     (0.115)   $     (0.316)
                                                       ============    ============    ============    ============    ============

Weighted Average Number of
 Common Shares Outstanding                               37,750,335      13,999,432      27,203,005      11,493,662      10,381,917
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

                                                              3

                                                    GOLDSTATE CORPORATION
                                               (An Exploration Stage Company)
                                                  Statements of Cash Flows
                                      Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                         Inception
                                                              For the 3 Months Ended        For the 6 Months Ended     (February 28,
                                                                      Jun. 30,                      Jun. 30,              1996) to
                                                            --------------------------    --------------------------      June 30,
                                                                2000           1999           2000           1999           2000
                                                            -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $   (19,099)   $  (374,942)   $   (54,819)   $(1,325,826)   $(3,279,747)
  Adjustments to reconcile net (loss) to cash
    used by operating activities
    Amortization and depreciation                                  --             --             --             --               90
    Impairment loss on profit sharing interest                     --             --             --             --          170,000
    Non-cash technology sub-license expenses                       --             --             --             --          690,000
    Net discount recognized on technology notes payable            --            6,249          3,495        (15,996)             0
    Changes in Assets and Liabilities
        Accounts payable                                         23,287          4,309         24,687         (4,200)        45,624
        Director fees payable                                         0          1,500          1,500          3,000         25,500
        Accrued interest payable                                  1,404          6,226         16,262         17,048        130,467
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities                5,592       (356,658)        (8,875)    (1,325,974)    (2,218,066)
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment (purchases) dispositions                                (90)
  Organization costs                                               --              270           --              270           --
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Provided (Used) for Investing
        Activities                                                 --              270           --              270            (90)
                                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                             --              600           --            1,617          3,930
  Additional paid-in capital                                       --          399,400           --          966,891      1,696,277
  Advances received                                                --          334,100          8,300        604,500      1,895,116
  Advances repaid                                                (6,294)      (417,000)          --         (848,000)    (1,552,494)
  Proceeds from notes payable                                      --             --             --          600,000        175,000
                                                            -----------    -----------    -----------    -----------    -----------

      Net Cash Flows Provided by Financing Activities            (6,294)       317,100          8,300      1,325,008      2,217,829
                                                            -----------    -----------    -----------    -----------    -----------

Net increase in cash                                               (702)       (39,288)          (575)          (696)          (327)

Cash and cash equivalents -  Beginning of period                    375         39,469            248            877           --
                                                            -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents - End of period                   $      (327)   $       181    $      (327)   $       181    $      (327)
                                                            ===========    ===========    ===========    ===========    ===========


Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------

The Company accrued interest on notes payable of $46,225 and $29,218 for the twelve month periods ended December 31, 1999 and 1998, respectively. The Company has also recognized a additional $19,653 in imputed interest during 1999. The Company has accru
The Company issued 22,970,000 shares of common stock in settlement of a $334,622 in advances payable and $67,827 of related accrued interest during 2000.
The Company issued 1,018,000 shares of common stock in settlement of $175,000 of notes payable and $32,964 of related accrued interest during 2000.
During 2000, the Company has accrued $5,658 of interest on outstanding advances payable.

Since inception the Company has not capitalized any interest.


                       See accompanying summary of accounting policies and notes to financial statements.

                                                              4

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                                  June 30, 2000

--------------------------------------------------------------------------------
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Presentation
     ------------

     Goldstate Corporation (the "Company") has included the balance sheet of the Company as of June 30, 2000, and statements of operations and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999 and for the period from inception (February 28, 1996) to June 30, 2000, together with condensed notes thereto. These financial statements are prepared utilizing the interim reporting requirements of the Securities and Exchange Commission ("SEC") as outlined in Article 10 of Regulation S-X, which is a basis of accounting differing from generally accepted accounting principles ("GAAP"). In the opinion of management of the Company, the financial statements reflect all adjustments necessary to fairly present the consolidated financial condition, results of operations, and cash flows of the Company for the interim periods presented. The interim period financial statements presented should be read in conjunction with the GAAP basis audited financial statements of the Company and notes thereto included with the annual report of the Company on Form 10-K for the year ended December 31, 1999.

     Earnings Per Share
     ------------------

     The Company has notes payable plus accrued interest that can be converted to 551,440 shares of common stock. As this convertible note payable would have an antidilutive effect on the presentation of loss per share, a diluted loss per share calculation is not presented.

     Going Concern and Continued Operations
     --------------------------------------

     As of June 30, 2000, the Company had not generated revenues from operations and had working capital and stockholders' deficits of $700,918. Subsequent to December 31, 1999, the Company ceased exploration of the joint venture lode mining claims located in the State of Idaho, pending the outcome of Intergold Corporation and Geneva Resources, Inc.'s ongoing litigation with regard to the transfer of technology pursuant to the Sub-license Agreement between the Company and Geneva Resources, Inc. There is a chance that the technology to be transferred under the Sub-license Agreement may be delayed indefinitely, or cancelled all together, depending on the outcome of the Intergold/Geneva litigation.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                                  June 30, 2000

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

NOTE 2: ADVANCES AND NOTES PAYABLE

     Advances are comprised of the following:

     Advances
     --------

     The Company at June 30, 2000 had advances, payable on demand, bearing 10% simple interest, to the following affiliated companies:

     Tri-Star Financial Services, Inc.                          $ 8,300
                                                                =======

     The advance bears 10% simple interest and is due on demand. There is $95 of interest accrued on the advance as of June 30, 2000.

     Notes Payable
     -------------

     On May 3, 2000, the Company converted certain convertible notes in the amount of $175,000 together with accrued interest in the amount of $32,964 at $0.20 per share into 1,018,000 common shares in the capital of the Corporation.

     The following convertible promissory notes payable were converted:

     Brent Pierce                                             $  75,000
     Rising Sun Capital Corporation                             100,000
                                                              ---------
                                                               $175,000
                                                               ========


NOTE 3: STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     On May 3, 2000, the Company issued 1,018,000 trading common shares resulting from the conversion of $175,000 in convertible notes and accrued interest totaling $32,964.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                                  June 30, 2000

--------------------------------------------------------------------------------
NOTE 4: TECHNOLOGY SUB-LICENSE AGREEMENT

     As of June 30, 2000 the Company has issued the promissory notes and common stock required by the technology sub-license agreement to the various parties, however, the related technology has not been transferred. These promissory notes become due and payable upon the transfer of the technology. Transfer of the technology or any settlement thereto will be contingent on the outcome of the lawsuit described in Note 6.

NOTE 5: EMPLOYEE STOCK OPTION PLAN

     Selected information regarding the Company's employee stock options as of June 30, 2000 are as follows:

                                                 June 30, 2000
                                             ----------------------
                                                          Weighted
                                              Number      Average
                                                of        Exercise
                                              Options      Price
                                              -------    ----------

             Outstanding at Beg. of Period   1,000,000      -0-
             Outstanding at End of Period       -0-      $.15/share
             Exercisable at End of Period       -0-      $.15/share
             Options Granted                    -0-      $.15/share
             Options Exercised                  -0-         -0-
             Options Forfeited               1,000,000      -0-
             Options Expired                    -0-         -0-

     On April 17, 2000, the Company received assignments of all issued and outstanding grants of options under the Employee Stock Option Plan. As of June 30, 2000 all options exercisable to purchase common stock have been assigned to the Company for possible redistribution at a future date according to the direction of the Board of Directors.

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

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                                  June 30, 2000

--------------------------------------------------------------------------------
NOTE 6: CONTINGENCIES (Continued)

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

     On May 8, 2000, the Company executed an assignment agreement that transferred and conveyed the potential claims and causes of action that the Company may have in connections with the Sub-license Agreement with Geneva Resources, Inc. (Note 4). If amounts are recovered by the lawsuit initiated by International Gold Corporation and Geneva Resources, Inc., the Company will receive the equivalent pro rata share of the Claims in relation to all other claims and causes of action for which any damages of settlement amounts are recovered. The Company has made this assignment to Geneva Resources, Inc.

NOTE 7: PROPOSED ACQUISITIONS

     On March 31, 2000, the Company entered into a letter of intent to acquire of 100% of the issued and outstanding shares of National Care Card, a Washington registered company. The Company further executed a letter of intent to purchase 50% of the issued and outstanding shares of Washington Health Card (WHC). WHC is a Preferred Provider Organization (PPO) in Washington State, offering significantly discounted rates on health services to individuals who do not have health insurance, but do have the ability to pay for their own care. On May 4, 2000, the Company announced that the letters of intent between Goldstate Corp. and National Care Card, Washington Health Card, NorthwestOne, and Consumer Benefits Association have lapsed. The Company could not reach an agreement on specific terms and conditions with the shareholders and principles of the related companies to enable it to proceed with these acquisitions. The Company has terminated further negotiations thereto and will not move forward with the proposed acquisitions or contracts with, or relating to, these companies.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     Notes to Unaudited Financial Statements
                                  June 30, 2000

--------------------------------------------------------------------------------
NOTE 7: PROPOSED ACQUISITIONS (Continued)

     On April 20, 2000, the Company entered into a letter agreement to acquire 100% of the issued and outstanding shares of FP Telecom Ltd., a corporation organized under the laws of Alberta ("FP Telecom"). The acquisition of FP Telecom by the Company would be in exchange for a funding commitment of an aggregate of $250,000 CDN and the issuance of an aggregate of 425,000 restricted shares of the Company's common stock, subject to final due diligence and finalization of negotiations relating to the Definitive Agreement. FP Telecom is engaged in the leasing of cellular telephone equipment and services to credit challenged consumers who do not otherwise qualify to operate a network carrier's agreement for service without the support and backing of FP Telecom. On June 19, 2000, the Company announced that it has completed its due diligence in regards to FP Telecom Ltd., and decided not to move forward with the acquisition of FP Telecom Ltd.

NOTE 7: DIRECTORS AND MANAGMENT

     On April 15, 2000 the Company entered into an agreement with Tri Star Financial Services, Inc ("Tri Star") to rescind its previous agreement for management services entered into on July 1, 1999.

     On April 17, 2000, the Company accepted the resignation of Mr. Harold Gooding from the Board of Directors. Mr. Gooding also resigned effective the same date from his position as Director and Officer of Intergold Corporation.

     On April 20, 2000, the Company announced the appointment of Mr. Carson Walker as director and President of the Corporation. Mr. Walker replaces Harold Gooding as the sole director and officer of the Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Blackhawk II Property

     The Company holds possessory title to 439 contiguous unpatented lode mining claims located in Lincoln and Gooding Counties, in south-central Idaho (the "Blackhawk II Property"). Pursuant to a joint venture agreement dated March 17, 1999 (the "Joint Venture Agreement") with Intergold Corporation a Nevada corporation ("IGCO") and its wholly-owned private subsidiary, International Gold Corporation, a Nevada corporation ("INGC"), the Company owns fifty-one percent (51%) of a future profit sharing interest in profits to be realized from the exploration of the Blackhawk II Property. Pursuant to the terms of the Joint Venture Agreement, the Company is to conduct work programs involving exploration of the mining claims on the Blackhawk II Property.

     On March 18, 1999, INGC, on behalf of IGCO, and AuRIC Metallurgical Laboratories, LLC, of Salt Lake Sity, Utah ("AuRIC") entered into an agreement for services (the "Agreement for Services"), whereby AURIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the exploration of properties of IGCO. Dames & Moore subsequently verified the fire and chemical assay techniques and procedures developed by AuRIC, their repeatability, and confirmed preliminary metallurgical recovery testing. AuRIC and Geneva Resources, Inc., a Nevada corporation ("Geneva") entered into a technology license agreement dated March 17, 1999 (the "Technology License Agreement"), whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva the right to sub-license the proprietary technology to the Company for use on the Blackhawk II Property. The Company and Geneva entered into a technology sub-license agreement dated March 18, 1999 (the "Sub-License Agreement"), whereby the Company acquired from Geneva a sub-license to utilize AuRIC's proprietary testing and chemical leach analysis of core samples derived from any subsequent drilling the Blackhawk II Property.

     On September 27, 1999, INGC, on behalf of IGCO, and Geneva initial legal proceedings against AURIc by filing a complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah, alleging (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to the Company, Geneva and Dames & Moore; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance; (v) non-disclosure injunction;
(vi) failure by AuRIC to repay advances; and (vii) quantum meruit/unjust enrichment. INGC, on behalf of IGCO, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

     The proprietary technology forms the basis of claims made by Geneva and INGCO, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC allege that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit. Management deems the proprietary technology crucial with respect to successful exploration of the Blackhawk II Property. Management, therefore, has suspended exploration of the Blackhawk II Property indefinitely until resolution of the legal proceedings. See "Part II. Item 1. Legal Proceedings" for additional disclosure.

National Care Card, Inc.

     On March 31, 2000, the Company entered into a letter of intent to acquire 100% of the issued and outstanding shares of National Care Card, Inc., a Washington corporation ("NCC"). The Company further executed a letter of intent to purchase 50% of the issued and outstanding shares of Washington Health Card, Inc., a Washington corporation ("WHC") (collectively, the "Letter of Intent(s)"). WHC is a Preferred Provider Organization in the State of Washington which offers significantly discounted rates on health services to individuals who do not have health insurance but who have the ability to pay for their own care.

     On May 4, 2000, the Company announced that the Letters of Intent have lapsed. Management of the Company could not reach an agreement on specific terms and conditions with the respective shareholders and principles of NCC and WHC to enable it to proceed with the respective acquisitions. The Company has terminated further negotiations and will not move forward with the proposed acquisitions or contracts relating to NCC and WHC.

FP Telecom Ltd.

     On April 20, 2000, the Company entered into a letter agreement (the "Letter Agreement") to acquire 100% of the issued and outstanding shares of FP Telecom Ltd., a corporation organized under the laws of Albert ("FP Telecom") in exchange for a funding commitment of an aggregate of $250,000 CDN and the issuance of an aggregate of 425,000 restricted shares of the Company's common stock. FP Telecom is engaged in the leasing of cellular telephone equipment and services to credit challenged consumers who do not otherwise qualify to sign and operate a network carrier's agreement for service without the support and backing of FP Telecom.

     The Company and FP Telecom agreed that as a pre-condition to closing such acquisition and the consummation of a formal agreement encompassing the terms and provisions of the Letter Agreement, the Company would conduct to its satisfaction due diligence. As of July 31, 2000, the Company announced that it did not consider the acquisition of FP Telecom a probable event and thus had terminated discussions with FP Telecom based upon the results of the Company's due diligence.

Investment in Other Ventures

     Management of the Company has been undertaking research relating to prospective new business endeavors and acquisitions. This research may result in the Company entering into business operations that are not in the minerals exploration field. The Company's proposed acquisition of NCC, WHC and FP Telecom would have been the Company's first proposed business activities relating to non-gold precious metals interests. The Company is seeking further acquisitions and assessing other business prospects.

RESULTS OF OPERATION

     As of the date of this Quarterly Report, there has been no income realized from the business operations of the Company. During fiscal year 1999 and the six-month period ended June 30, 2000, the Company's primary source of financing has been from advances made to the Company.

Six-Month Period Ended June 30, 2000 Compared to Six-Month Period Ended June 30, 1999

     For the six-month period ended June 30, 2000, the Company recorded a net loss of $54,819 compared to a net loss of $1,325,826 in the corresponding period of 1999. During the six-month period ended June 30, 2000, and June 30, 1999, the Company recorded no income.

     During the six-month period ended June 30, 2000, the Company recorded operating expenses of $35,061 as compared to $1,301,623 of operating expenses recorded in the same period for 1999. There were no property exploration expenses incurred during the six-month period ended June 30, 2000 as compared to property exploration expenses incurred in the amount of $666,852 during the same period for 1999; however, a credit for claims maintenance fees, exploration and staking costs offset the total operating expenses by $2,702 for six-month period ended June 30, 2000. The lack of property exploration expenses during the six-month period ended June 30, 2000 resulted from suspension of further exploration of the Blackhawk II Property and the cessation of work orders for research, development and metallurgical services compared to the significant property exploration expenses of $666,852 incurred in the same period for 1999 relating to amounts paid by the Company for research, development and metallurgical services performed associated with contractual agreements between the Company and Geneva Resources, Inc.

     Administrative expenses decreased significantly by approximately $597,008 in the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999. This decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration of the Blackhawk II Property.

     Interest expense decreased by $4,445 during the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999. Interest expense of $19,758 was incurred during the six-month period in 2000 as compared to interest expense of $24,203 during the six-month period ended June 30, 1999.

     As discussed above, the decrease in net loss during the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999 is attributable primarily to the substantial decrease in property exploration expenses and in administrative expenses associated with cessation of the exploration of the Blackhawk II Property. The Company's net earnings (losses) during the six-month period ended June 30, 2000 were approximately ($54,819) or ($0.002) per share compared to a net loss of approximately ($1,325,826) or ($0.115) per share during the six-month period ended June 30, 1999. The weighted average number of common shares outstanding were 27,203,005 for the six-month period ended June 30, 2000 compared to 11,493,662 for the six-month period ended June 30, 1999.

Three-Month Period Ended June 30, 2000 Compared to Three-Month Period Ended June 30, 1999

     For the three-month period ended June 30, 2000, the Company recorded a net loss of $19,099 compared to a net loss of $374,942 in the corresponding period of 1999. During the three-month period ended June 30, 2000 and June 30, 1999, the Company recorded no income.

     During the three-month period ended June 30, 2000, the Company recorded operating expenses of $17,693 compared to $362,465 of operating expenses recorded in the same period for 1999. There were no property exploration expenses incurred during either the three-month period ended June 30, 2000 or June 30, 1999; however, a credit for claims maintenance fees, exploration and staking costs offset the total operating expenses by $2,702 for the three-month period ended June 30, 2000. Administrative expenses decreased significantly by approximately $342,070 during the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999. Interest expense decreased by $11,071 during the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999. Interest expense of $1,406 was incurred during the three-month period ended June 30, 2000 as compared to $12,477 of interest expense incurred during the three-month period ended June 30, 1999.

     As discussed above, the decrease in net loss during the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999 is attributable primarily to the decrease in property exploration costs and in administrative expenses associated with cessation of the exploration of the Blackhawk II Property. The Company's net earnings (losses) during the three-month period ended June 30, 2000 were approximately ($19,099) or ($0.001) per share compared to a net loss of approximately ($374,942) or ($0.027) per share during the three-month period ended June 30, 1999. The weighted average number of common shares outstanding were 37,750,335 for the three-month period ended June 30, 2000 compared to 13,999,432 for the three-month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of the six-month period ended June 30, 2000, the Company's total assets were ($327). As of the six-month period ended June 30, 2000, the Company's total liabilities were $700,591. This decrease from the three-month period ended March 31, 2000 was due primarily to the settlement of notes payable and accrued interest due and owing by the Company in the amount of $175,000 by issuance of 1,018,000 shares of the Company's restricted Common Stock.

     Stockholders' Equity (deficit) decreased from ($889,784) for the three-month period ended March 31, 2000 to ($700,918) for the six-month period ended June 30, 2000. Stockholders' Equity (deficit) decreased from ($1,256,211) for fiscal year ended December 31, 1999 to ($700,918) for the six-month period ended June 30, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 27, 1999, INGC, on behalf of IGCO, and Geneva initiated legal proceedings against AuRIC by filing a complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah, alleging (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab (the "Proprietary Technology") and failure to deliver the Proprietary Technology and procedures to the Company, Geneva and Dames & Moore; (ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance; (v) non-disclosure injunction; (vi) failure by AuRIC to repay advances; and (vii) quantum meruit/unjust enrichment. INGC, on behalf of IGCO, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action.

     On October 8, 1999, INGC, on behalf of IGCO, and Geneva amended the complaint by naming as defendants AuRIC, Dames & Moore, Ahmet Altinay General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore and specifying damages in excess of $10,000,000. The damages sought by Geneva and INGC, on behalf of IGCO, are based on the general claims and causes of action set forth in the amended complaint relating to reliance on the assays and representations made by AuRIC, the actions and engineering reports produced by Dames & Moore and, specifically, the negligent misrepresentations and inaccuracies contained within some or all of those Dames & Moore reports and breaches of contract by AuRIC and Dames & Moore.

     On June 21, 2000, INGC, on behalf of IGCO, and Geneva filed a second amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The second amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against other parties involved by adding two new defendants, MBM Consulting, Inc. and Dr. Michael B. Merhtens, who provided consulting services to INGC. The amendment also added certain claims of other entities involved through Geneva against the defendants. The Proprietary Technology forms the basis of claims made by Geneva and INGC, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC, on behalf of IGCO, allege that the Proprietary Technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit.

     Geneva and INGC have subsequently obtained an order from the District Court granting its Motion to Compel. The Order requires that AuRIC and Dames & Moore produce the Proprietary Technology for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of IGCO, intend to obtain an expert opinion as to the validity or ineffectiveness of the Proprietary Technology.

     As of the date of this Quarterly Report, various depositions have been taken by various parties to the lawsuit, with more expected in the scheduling process. Discovery and document production have been conducted by both sides to the dispute, but not completed. Geneva and INGC, on behalf of IGCO, continue to pursue all such legal actions and review further legal remedies against AuRIC and Dames & Moore. Management deems the Proprietary Technology crucial with respect to successful exploration of the Blackhawk II Property. Management has, therefore, suspended exploration of the Blackhawk II Property indefinitely until resolution of the legal proceedings. Management believes that the legal proceedings will prove that the Proprietary Technology is invalid.

     If the Proprietary Technology is proven to be invalid and not transferable, and INGC/Geneva are not successful in the outcome of the litigation and damages are not awarded, the Company may not be able to recover its potential losses and expenses incurred due to the breach of the Sub-License Agreement by Geneva. However, if the Proprietary Technology is proven to be invalid and not transferable, and INGC/Geneva are successful in the outcome of the litigation, INGC/Geneva may then receive damages from AuRIC and Dames & Moore. Geneva's damages result primarily from its inability to transfer the proprietary technology to the Company in accordance with the provisions of the Sub-License Agreement. Management believes that the Company will, under these circumstances, be entitled to receive a pro-rata portion of the awarded damages for potential losses incurred due to the breach of the Sub-License Agreement by Geneva.

     The Company and Geneva have entered into an assignment agreement dated May 9, 2000 (the "Geneva Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that the Company may have under the Sub-License Agreement with Geneva. If damages are recovered in the lawsuit initiated by Geneva and INGC, on behalf of the Company, the Company will receive a pro rata share of such damages relating to its claims and causes of action in relation to all other claims and causes of action for which damages are recovered. Thus, Geneva will receive any such pro rata share of the damages recovered pursuant to the terms and provisions of the Geneva Assignment Agreement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     o On March 29, 2000, the Company entered into three separate settlement agreements with three creditors (the "Settlement Agreement(s)"), whereby the Company agreed to issue an aggregate of 22,970,000 shares of its restricted Common Stock at $0.0175 per share in exchange for settlement of debt due and owing by the Company in the aggregate amount of $401,968.47. The 22,970,000 shares of restricted Common Stock was issued to the three creditors pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of the respective Settlement Agreements, the creditors each agreed to accept their portion of the 22,970,000 shares of Common Stock as payment for the respective debt owed to such creditor. The Company issued the shares of Common Stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The creditors each represented to the Company that they acquired the shares for their own respective account, and not with a view to distribution, and that the Company made available all material information concerning the Company.

          Subsequently, each creditor entered into a separate assignment agreement dated March 30, 2000 (the "Assignment Agreement(s)"), whereby each creditor agreed to assign all of its rights, title and interest in the Settlement Agreement, including the issuance of the restricted shares of Common Stock of the Company, in exchange for the issuance of a promissory note.

     o On April 17, 2000, the Company received assignments from the respective individuals listed below representing all of the options granted under the Non-Qualified Stock Option Plan exercisable into an aggregate of 1,000,000 shares of Common Stock. As of June 30, 2000, all options granted to the following individuals have been assigned to the Company for possible redistribution at a future date according to the direction of the Board of Directors:

             Name                          Number of Shares Granted
             ----                          ------------------------

             Gino Cicci                            200,000
             Grant Atkins                          300,000
             Brent Pierce                          300,000
             Harold Gooding                        100,000
             Marcus Johnson                        100,000

             Total                               1,000,000


     o On May 3, 2000, the Company converted three separate convertible promissory notes in the aggregate amount of $175,000 together with accrued interest in the aggregate amount of $32,964 into shares of restricted Common Stock. On May 3, 2000, the Company issued 1,018,000 shares of restricted Common Stock at $0.20 per share pursuant to the terms of the convertible promissory notes. The holders of the convertible promissory notes each agreed to accept their respective shares of Common Stock in lieu of cash payment for their respective convertible promissory note. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(20 of the Securities Act. The holders each represented to the Company that they acquired the shares for their own respective account, and not with a view to distribution, and that the Company made available all material information concerning the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits required.

(b) No reports required.

     On behalf of the Company an 8-K was filed on April 27, 2000, April 20, 2000 and March 30, 2000.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GOLDSTATE CORPORATION

Dated: August 14, 2000                         By: /s/ Carson Walker
                                               ---------------------
                                               Carson Walker, President