Form 10QSB
period 2000-09-30
GOLDSTATE CORP
filed 2000-11-16
CIK 1050248

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                         Commission file number 0-26705

                              GOLDSTATE CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                                 88-0354425
 ------------------------------                                ---------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization)                              Identification No.)


                       3305 Spring Mountain Road, Suite 60
                             Las Vegas, Nevada 89102
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (888) 228-5526
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X   No
            -----   -----

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

             Class                      Outstanding as of November 14, 2000
            ------                      ----------------------------------
Common Stock, $.0003 par value                       38,119,500


Transitional Small Business Disclosure Format (check one)

          Yes     No  X
             -----  -----

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)


                               SEPTEMBER 30, 2000



                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Table of Contents                                                           1

Balance Sheet                                                               2

Statements of Operations                                                    3

Statements of Cash Flows                                                    4

Notes to Financial Statements                                             5 - 8

Management's Discussion and Analysis or Plan of Operation                   9

Changes in Securities and Use of Proceeds                                  14

Defaults Upon Senior Securities                                            14

Submission of Matters to a Vote of Security Holders                        14

Other Information                                                          14

Exhibits and Reports on Form 8-K                                           14

Signatures                                                                 15



Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


The unaudited financial statements of Goldstate Corporation (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.

                                      GOLDSTATE CORPORATION
                                 (An Exploration Stage Company)
                                          Balance Sheet
                                           (Unaudited)

                                                                                  September 30,
                                                                                       2000
                                                                                   -----------
                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                        $      --
                                                                                   -----------

      Total Assets                                                                 $         0
                                                                                   ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                                         $    13,904
  Advances payable                                                                      59,388
  Accrued interest payable                                                              36,621
  Directors fees payable                                                                25,500
  Notes payable (Note 2)                                                               600,000
                                                                                   -----------

      Total Liabilities                                                                735,413
                                                                                   -----------

STOCKHOLDERS' EQUITY (Note 3)
  Preferred stock, $.001 par value; authorized 25,000,000 shares;
      Nil shares  issued and  outstanding  at September  30, 2000 - Common stock
  $.0003 par value; authorized 75,000,000 shares;
      38,119,500 shares issued and outstanding at September 30, 2000                    11,740
  Additional paid - in capital                                                       2,567,089
  Accumulated deficit through exploration stage                                     (3,314,242)
                                                                                   -----------

      Total Stockholders' Equity (Deficiency)                                         (735,413)
                                                                                   -----------

      Total Liabilities and Stockholders' Equity                                   $         0
                                                                                   ===========


                         See accompanying notes to financial statements.





                                                    GOLDSTATE CORPORATION
                                               (An Exploration Stage Company)
                                                  Statements of Operations
                                                         (Unaudited)

                                                                                                               Inception
                                                                                                             (February 28,
                                                                                                                1996) to
                                                For the 3 Months Ended Sep.30, For the 9 Months Ended Sep.30,September 30,
                                                ----------------------------   ----------------------------

                                                    2000           1999            2000           1999           2000
                                                ------------   ------------    ------------   ------------   ------------

  PROPERTY EXPLORATION EXPENSES
    Technology sub-license costs                       --              --             --           666,852        666,852
   Claims maintenance fees, exploration, and
   staking costs                                       --            45,870         (2,702)         45,870        187,805
   Impairment loss related to profit sharing
   interest                                            --           170,000           --           170,000        170,000
                                                ------------   ------------   ------------    ------------   ------------
      Total Property Exploration Expenses
      (recoveries)                                     --           215,870         (2,702)        882,722      1,024,657
                                                ------------   ------------   ------------    ------------   ------------
  ADMINISTRATIVE EXPENSES
    General and administration                       17,949         182,495         22,529         782,554      1,690,432
    Professional fees                                 8,090              63         34,559          30,643        113,197
    Directors fees                                     --             1,500          1,500           4,500         25,500
    Internet design and access                          114            --            1,000            --            6,172
    Printing and stationary                             (21)           --              576            --            5,142
    Transfer agent                                      200              75            900             510          3,773
    News wire services                                  250             975            920           1,075          5,020
    Courier and postage                                 (15)            371            615             968         11,376
    Reports/information/subscripitions                  371           2,086          1,078           2,086         38,841
    Interest Expense                                  6,944          18,885         26,702          43,088        160,559
    Office supplies                                    --               613           --               613          6,460
    Consulting fees                                    --              --             --              --           88,190
    Office rent                                         549            --            1,279            --           43,787
    Telephone and fax                                    64              11            218              11         35,987
    Wages and salaries                                 --              --              140            --           22,584
    Travel                                             --              --             --              --           16,731
    Auto                                               --              --             --              --            7,259
    Promotion                                          --              --             --              --            7,165
    Miscellaneous                                      --              --             --              --            1,410
                                               ------------    ------------   ------------    ------------   ------------
      Total Administrative Expenses                  34,495         207,074         92,016         866,048      2,289,585
                                               ------------    ------------   ------------    ------------   ------------
Net Loss                                             34,495    $    422,944   $     89,314    $  1,748,770   $  3,314,242
                                               ============    ============   ============    ============   ============
Basic and fully diluted loss per share                0.001    $      0.030   $      0.003    $      0.141   $      0.280
                                               ============    ============   ============    ============   ============
Weighted Average Number of
 Common Shares Outstanding                       38,119,500      14,131,300     30,868,398      12,382,536     11,834,311
                                               ============    ============   ============    ============   ============

                                         See accompanying notes to financial statements.

                                                              3


                                       GOLDSTATE CORPORATION
                                   (An Exploration Stage Company)
                                      Statements of Cash Flows
                                             (Unaudited)

                                                                                       Inception
                                                                                     (February 28,
                                                      For the 9 Months Ended Sep.30,    1996) to
                                                      ------------------------------  September 30,
                                                            2000           1999           2000
                                                        -----------    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $   (89,314)   $(1,748,770)   $(3,314,242)
  Adjustments to reconcile net (loss) to cash
    used by operating activities
    Impairment loss on profit sharing interest                 --          160,255        170,000
    Non-cash technology sub-license costs                      --          500,000        690,000
    Changes in Assets and Liabilities
        Accounts payable                                      1,476         (4,231)        22,413
        Director fees payable                                 1,500          4,500         25,500
        Accrued interest payable                             26,702         29,686        137,413
                                                        -----------    -----------    -----------

      Net Cash Flows Used for Operating Activities          (59,636)    (1,058,560)    (2,268,916)
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                         --          968,509      1,707,380
  Offering costs                                               --             --           (7,173)
  Advances received                                          59,388        837,970      1,939,909
  Advances repaid                                              --         (848,000)    (1,546,200)
  Proceeds from notes payable                                  --          100,000        175,000
                                                        -----------    -----------    -----------

      Net Cash Flows Provided by Financing Activities        59,388      1,058,479      2,268,916
                                                        -----------    -----------    -----------

Net increase in cash                                           (248)           (81)          --

Cash and cash equivalents -  Beginning of period                248            877           --
                                                        -----------    -----------    -----------
Cash and cash equivalents - End of period               $      --      $       796    $      --
                                                        ===========    ===========    ===========


Significant Non-Cash Transactions
---------------------------------
The Company  accrued  interest  on notes  payable of $46,225 and $29,218 for the twelve month periods ended December 31, 1999 and 1998, respectively. The Company has also recognized an additional  $19,653 in imputed  interest during 1999. The
Company has accrued interest on notes payble of $17,250 during 2000.
Company issued 22,970,000 shares of common stock in settlement of a $334,321 in advances payable and $67,827 of related accrued interest during 2000.
The Company issued 1,018,000 shares of common stock in settlement of $175,000 of notes payable and $32,964 of related accrued interest during 2000.
Since inception the Company has not capitalized any interest.


                           See accompanying notes to financial statements.



                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2000
                                    Unaudited


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements
     ----------------------------

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine month period ending September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


     Going Concern and Continued Operations
     --------------------------------------

     To date, the Company has not generated revenues from operations and as of September 30, 2000 had working capital and stockholders' deficits of $735,413. The Company ceased exploration of the joint venture lode mining claims located in the State of Idaho, pending the outcome of Intergold Corporation and Geneva's ongoing litigation with regard to the transfer of technology pursuant to the Sub-license Agreement between the Company and Geneva There is a chance that the technology to be transferred under the Sub-license Agreement may be delayed indefinitely, or cancelled all together, depending on the outcome of the Intergold/Geneva litigation.

     The Company expects to fund ongoing operations for the next twelve months through a combination of advances from directors and shareholders and future common stock offerings. The Company has been undertaking research relating to new business endeavors and possible new acquisitions. This research may result in the Company entering into business operations and possible acquisitions that are not in the minerals exploration field.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2000
                                    Unaudited


NOTE 2: NOTES PAYABLE

     Pursuant to the Technology Sub-license agreement with Geneva Resources, Inc., the Company issued promissory notes to both Geneva and AuRIC in the amount of $250,000 to each company. These are 3% interest bearing notes and are payable upon the transfer of the technology. These notes have been discounted to bear an imputed interest rate of 8%. Pursuant to an amendment to the Technology Sub-license agreement, the company has issued a convertible promissory note to Geneva Resources, Inc. ("Geneva") in the amount of $100,000 that is convertible to 500,000 restricted common shares upon demand, and bears interest at the rate of 8% per annum. These promissory notes become due and payable upon the transfer of the technology. Transfer of the technology or any settlement thereto will be contingent on the outcome of the lawsuit described in Note 6.


NOTE 3: STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     On May 3, 2000, the Company issued 1,018,000 common shares on the conversion of $175,000 in convertible notes and accrued interest totaling $32,964.

     On March 21, 2000, the Company issued 22,970,000 common shares on the settlement of $402,148 of advances and accrued interest payable.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2000
                                    Unaudited


NOTE 4: EMPLOYEE STOCK OPTION PLAN

     Selected information regarding the Company's employee stock options as of September 30, 2000 are as follows:

                                               September 30, 2000
                                             ----------------------
                                                          Weighted
                                              Number       Average
                                                of        Exercise
                                              Options      Price
                                             ---------   ----------

             Outstanding at Beg. of Period   1,000,000   -0-
             Outstanding at End of Period    -0-         $.15/share
             Exercisable at End of Period    -0-         $.15/share
             Options Granted .............   -0-         $.15/share
             Options Exercised ...........   -0-         -0-
             Options Forfeited ...........   1,000,000   -0-
             Options Expired .............   -0-         -0-

     On April 17, 2000, the Company received assignments of all issued and outstanding grants of options under the Employee Stock Option Plan. As of September 30, 2000 all options exercisable to purchase common stock have been assigned to the Company for possible redistribution at a future date according to the direction of the Board of Directors.


NOTE 5: CONTINGENCIES

          On May 8, 2000, the Company executed an assignment agreement that transferred and conveyed the potential claims and causes of action that the Company may have in connections with the Sub-license Agreement with Geneva. If amounts are recovered by the lawsuit initiated by International Gold Corporation and Geneva, the Company will receive the equivalent pro rata share of the Claims in relation to all other claims and causes of action for which any damages of settlement amounts are recovered. The Company has made this assignment to Geneva.

          On September 27, 1999, the Company's joint venture partner, Intergold Corporation ("IGCO"), its wholly owned subsidiary, International Gold Corporation ("IGC"), and Geneva initiated a legal complaint against AuRIC Metallurgical Laboratories, LLC ("AuRIC"), Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGCO/IGC/Geneva are to be determined in court.

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2000
                                    Unaudited


NOTE 5: CONTINGENCIES (Continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Blackhawk II Property

     The Company previously held possessory title to 439 contiguous unpatented lode mining claims located in Lincoln and Gooding Counties, in south-central Idaho (the "Blackhawk II Property"). Pursuant to a joint venture agreement dated March 17, 1999 (the "Joint Venture Agreement") with Intergold Corporation a Nevada corporation ("IGCO") and its wholly-owned private subsidiary, International Gold Corporation, a Nevada corporation ("INGC"), the Company owed a fifty-one percent (51%) future profit sharing interest in profits to be realized from the exploration of the Blackhawk II Property. Pursuant to the terms of the Joint Venture Agreement, the Company is to conduct work programs involving exploration of the mining claims on the Blackhawk II Property.

     On March 18, 1999, INGC, on behalf of IGCO, and AuRIC Metallurgical Laboratories, LLC, of Salt Lake City, Utah ("AuRIC") entered into an agreement for services (the "Agreement for Services"), whereby AURIC agreed to perform certain services, including the development of proprietary technology and know-how relating to fire and chemical assay analysis techniques and metallurgical ore extraction procedures developed specifically for the exploration of properties of IGCO. Dames & Moore subsequently verified the fire and chemical assay techniques and procedures developed by AuRIC, their repeatability, and confirmed preliminary metallurgical recovery testing. AuRIC and Geneva Resources, Inc., a Nevada corporation ("Geneva") entered into a technology license agreement dated March 17, 1999 (the "Technology License Agreement"), whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva the right to sub-license the proprietary technology to the Company for use on the Blackhawk II Property. The Company and Geneva entered into a technology sub-license agreement dated March 18, 1999 (the "Sub-License Agreement"), whereby the Company acquired from Geneva a sub-license to utilize AuRIC's proprietary testing and chemical leach analysis of core samples derived from any subsequent drilling the Blackhawk II Property.

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

     The proprietary technology forms the basis of claims made by Geneva and INGCO, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC allege that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit. Management deems the proprietary technology crucial with respect to successful exploration of the Blackhawk II Property. Management, therefore, had suspended exploration of the Blackhawk II Property indefinitely until resolution of the legal proceedings. Effective September, 1, 2000, the Company has ceased continuation of payments of any maintenance fees for any of the Blackhawk II Property, as management does not believe that the Blackhawk II Claims contain any commercial grades of gold or silver. See "Part II. Item 1. Legal Proceedings" for additional disclosure.

Investment in Other Ventures

     Management of the Company has been undertaking research relating to prospective new business endeavors and acquisitions. This research may result in the Company entering into business operations that are not in the minerals exploration field. As of the date of this Quarterly Report, the Company is seeking further acquisitions and assessing other business prospects.

RESULTS OF OPERATION

     As of the date of this Quarterly Report, there has been no income realized from the business operations of the Company. During fiscal year 1999 and the nine-month period ended September 30, 2000, the Company's primary source of financing has been from advances made to the Company.

Nine-Month Period Ended September 30, 2000 Compared to Nine-Month Period Ended September 30, 1999.

     For the nine-month period ended September 30, 2000, the Company recorded a net loss of $89,314 compared to a net loss of $1,748,770 in the corresponding period of 1999. During the nine-month period ended September 30, 2000, and September 30, 1999, the Company recorded no income.

     During the nine-month period ended September 30, 2000, the Company recorded operating expenses of $92,016 as compared to $1,748,770 of operating expenses recorded in the same period for 1999. There were no property exploration expenses incurred during the nine-month period ended September 30, 2000 as compared to property exploration expenses incurred in the amount of $882,722 during the same period for 1999; however, a credit for claims maintenance fees, exploration and staking costs offset the total operating expenses by $2,702 for nine-month period ended September 30, 2000. The lack of property exploration expenses during the nine-month period ended September 30, 2000 resulted from suspension of further exploration of the Blackhawk II Property and the cessation of work orders for research, development and metallurgical services compared to the significant property exploration expenses of $882,722 incurred in the same period for 1999 relating to amounts paid by the Company for research, development and metallurgical services performed associated with contractual agreements between the Company and Geneva Resources, Inc.

     Administrative expenses decreased significantly by approximately $774,032 in the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999. Administrative expenses of $866,048 was incurred during the nine-month period in 2000 as compared to administrative expenses of $92,016 during the nine-month period ended September 30, 1999.

     This decrease in administrative expenses was due primarily to a $760,025 decrease in general, overhead and administration expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to exploration of the Blackhawk II Property. General, overhead and administration expenses of $22,529 was incurred during the nine-month period in 2000 as compared to general, overhead and administration expenses of $782,554 incurred during the nine-month period ended September 30, 1999. Interest expense also decreased by $16,386 during the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999. Interest expense of $26,702 was incurred during the nine-month period in 2000 as compared to interest expense of $43,088 incurred during the nine-month period ended September 30, 1999.

     As discussed above, the decrease in net loss during the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999 is attributable primarily to the substantial decrease in property exploration expenses and in administrative expenses associated with cessation of the exploration of the Blackhawk II Property. The Company's net earnings (losses) during the nine-month period ended September 30, 2000 were approximately ($89,314) or ($0.003) per share compared to a net loss of approximately ($1,748,770) or ($0.141) per share during the nine-month period ended September 30, 1999. The weighted average number of common shares outstanding were 30,868,398 for the nine-month period ended September 30, 2000 compared to 12,382,536 for the nine-month period ended September 30, 1999.

Three-Month Period Ended September 30, 2000 Compared to Three-Month Period Ended September 30, 1999.

     For the three-month period ended September 30, 2000, the Company recorded a net loss of $34,495 compared to a net loss of $422,944 in the corresponding period of 1999. During the three-month period ended September 30, 2000 and September 30, 1999, the Company recorded no income.

     During the three-month period ended September 30, 2000, the Company recorded operating expenses of $34,495 compared to $422,944 of operating expenses recorded in the same period for 1999. There were no property exploration expenses incurred during the three-month period ended September 30, 2000 as compared to property exploration expenses incurred in the amount of $215,870 during the same period for 1999.

     Administrative expenses decreased significantly by approximately $172,579 during the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999. Administrative expenses of $207,074 was incurred during the nine-month period in 1999 as compared to administrative expenses of $34,495 during the nine-month period ended September 30, 2000.

     This decrease in administrative expenses was due primarily to a $164,546 decrease in general, overhead and administration expenses. General, overhead and administration expenses of $17,949 was incurred during the nine-month period in 2000 as compared to general, overhead and administration expenses of $182,495 incurred during the nine-month period ended September 30, 1999. Interest expense also decreased by $11,941 during the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999. Interest expense of $6,944 was incurred during the three-month period ended September 30, 2000 as compared to $18,885 of interest expense incurred during the three-month period ended September 30, 1999.

     As discussed above, the decrease in net loss during the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999 is attributable primarily to the decrease in property exploration costs and in administrative expenses associated with cessation of the exploration of the Blackhawk II Property. The Company's net earnings (losses) during the three-month period ended September 30, 2000 were approximately ($34,495) or ($0.001) per share compared to a net loss of approximately ($422,944) or ($0.030) per share during the three-month period ended September 30, 1999. The weighted average number of common shares outstanding were 38,119,500 for the three-month period ended September 30, 2000 compared to 14,131,300 for the three-month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of the nine-month period ended September 30, 2000, the Company's total assets were $ -0-. As of the nine-month period ended September 30, 2000, the Company's total liabilities were $735,413.

     Stockholders' Equity (deficit) increased from ($700,918) for the six-month period ended June 30, 2000 to ($735,413) for the nine-month period ended September 30, 2000. Stockholders' Equity (deficit) decreased from ($1,256,211) for fiscal year ended December 31, 1999 to ($735,413) for the nine-month period ended September 30, 2000.

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

     Geneva and INGC subsequently obtained an order from the District Court granting its Motion to Compel. The Order requires that AuRIC and Dames & Moore produce the Proprietary Technology that was allegedly developed by AuRIC and confirmed by multiple engineering reports by Dames & Moore for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of IGCO, have obtained an expert opinion as to the ineffectiveness of the Proprietary Technology.

     As of the date of this Quarterly Report, various depositions have been taken by various parties to the lawsuit. Discovery and document production have been conducted by both sides to the dispute. Geneva and INGC, on behalf of IGCO, continue to pursue all such legal actions and review further legal remedies against AuRIC and Dames & Moore. Management deems the Proprietary Technology crucial with respect to successful exploration of the Blackhawk II Property. Management has, therefore, suspended exploration of the Blackhawk II Property indefinitely until resolution of the legal proceedings, and has ceased to hold possessory title to the Blackhawk II Property. Management believes that the legal proceedings will prove that the Proprietary Technology is invalid.

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

     No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits required.

        (b) No reports required.

     On behalf of the Company an 8-K was filed on October 19, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GOLDSTATE CORPORATION

Dated: November 14, 2000                     By:  /s/  Carson Walker
                                                 -------------------------------
                                                       Carson Walker, President