Form 10KSB
period 2000-12-31
GOLDSTATE CORP
filed 2001-04-02
CIK 1050248

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

                                 (604) 915-9520
                           (Issuer's telephone number)

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

     Yes  X    No ___

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2000): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2001: $1,625,190. (Does not take into account the reverse stock split which was effective on February 13, 2001).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                     Outstanding as of March 22, 2001

Common Stock, $.0003 par value            3,811,950

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History of Business Development

     Goldstate Corporation, which currently trades on the OTC Bulletin Board under the symbol "GDSS" (referred to in this Form 10-KSB as "GDSS"), was primarily engaged in the business of exploration of gold and precious metals in the United States. In 1996, GDSS was incorporated under the laws of the State of Nevada under the name Image Perfect Incorporated to conduct a marketing and public relations business involving greeting cards, gift items and paper products. On December 12, 1996, the corporate name was changed to Dynacom Telecommunications Corporation and the business focus was redirected to the finance and purchase of ownership interests in telecommunication companies that installed and operated wireless telecommunication systems in Africa, the Middle East, and countries in the former Soviet Union. During late 1997, control and management changed, the corporate name was changed to Goldstate Corporation, and the primary business focus was redirected to the exploration of gold and precious metals in the United States. During fiscal year ended December 31, 2000, management subsequently changed and the primary business focus has been redirected towards undertaking research relating to prospective new business endeavors and acquisitions. This research by current management may result in GDSS entering into business operations that are not in the minerals exploration field.

Business of GDSS

         GDSS previously held possessory title to 439 contiguous unpatented lode mining claims located in Lincoln and Gooding Counties, in south-central Idaho (the "Blackhawk II Property"). Pursuant to a joint venture agreement with Intergold Corporation, a Nevada corporation ("IGCO") and its wholly-owned subsidiary International Gold Corporation, a Nevada corporation ("INGC") dated March 17, 1999 (the "Joint Venture Agreement"), GDSS owned a fifty-one percent (51%) of a future profit sharing interest in profits to be realized from the exploration of the 439 unpatented lode mining claims on the Blackhawk II Property. As of the date of this Annual Report, neither GDSS nor INGC hold title to such mining claims.

         The Joint Venture Agreement was entered into primarily to utilize, maximize and enhance the complementary exploratory technologies of GDSS and IGCO. Under the terms of the Joint Venture Agreement, GDSS paid $100,000 for reimbursement of previously incurred expenses and issued 1,000,000 shares of its restricted Common Stock to IGCO in exchange for the purchase of the future profit sharing interest in profits. Pursuant to the terms of the Joint Venture Agreement, GDSS was to conduct work programs involving exploration of the mining claims on the Blackhawk II Property in the minimum annual amount of $250,000 for each calendar year, which commenced January 1, 1998 and continued through the year 2000. GDSS was also to be the operating partner, contribute all future capital requirements, and be responsible solely for all project funding. In consideration, GDSS was to receive eighty percent (80%) of all net profits realized from the joint venture until its invested capital was repaid, and IGCO and INGC were to receive twenty percent (20%) of the net profits realized from the joint venture. After the invested capital of GDSS had been repatriated, GDSS was then to receive fifty-one percent (51%) of the net profits realized from the joint venture, and IGCO and INGC were to retain forty-nine percent (49%) of the net profits realized from the joint venture.

         During fiscal year 1999, management of GDSS intended to begin geological survey of the Blackhawk II Property by an initial mapping of the area for exploration. Management further intended to make preliminary investigations for property exploration on the Blackhawk II Property in the following areas:
(i) claims maintenance, (ii) preliminary consulting reports and metallurgical study, (iii) regional exploratory drilling and surface sample assay testing.

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

         AuRIC and Geneva Resources, Inc., a Nevada corporation ("Geneva") entered into a Technology License Agreement dated March 17, 1999 (the "License Agreement") whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva the right to sub-license the proprietary technology to GDSA for use on the Blackhawk II Property. Therefore, GDSS and Geneva entered into a Technology Sub-License Agreement dated March 18, 1999 (the "Sub-License Agreement") whereby GDSS acquired from Geneva a sub-license to utilize AuRIC's proprietary information and related precious metals recovery processes to carry out assay testing and chemical leach analysis of core samples derived from any subsequent drilling on the Blackhawk II Property.

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

         As of the date of this Annual Report, GDSS has suspended further exploration of the Blackhawk II Property indefinitely due to (i) the independent assessment information from Strathcona and Mineral Science which does not support the claims of AuRIC and Dames & Moore; (ii) the existence of multiple breaches of contract by AuRIC and Dames & Moore under the Agreement for Services and the License Agreement; (iii) the litigation against AuRIC and Dames & Moore;
(iv) the rock type of GDSS's Blackhawk II claims is thought to be similar to that of INGC's and IGCO's Blackhawk claims and without the alleged assay and metallurgical recovery technology allegedly developed by Auric and confirmed by Dames & Moore, GDSS deems the probability of commercial grade gold or silver located in the Blackhawk II claims to be nil at the current date; and (v) the transfer of the alleged assay and metallurgical recovery technology allegedly developed by Auric and confirmed by Dames & Moore and to be obtained by GDSS under the Sub-License Agreement with Geneva may not ever be transferred.

         Furthermore,   GDSS  and  IGCO  agreed  to  the  suspension  of  GDSS's
obligations and duties under the Joint Venture Agreement until resolution of the litigation against AuRIC and Dames & Moore.

New Business Endeavors

         During fiscal year ended December 31, 2000, management of GDSS entered into two separate letters of intent to (i) acquire 100% of the issued and outstanding shares of common stock of FP Telecom Ltd, a company engaged in the leasing of cellular telephone equipment and services; and (ii) acquire 100% of the issued and outstanding shares of common stock of National Care Card, Inc., a company engaged in offering significantly discounted rates on health services. However, based on the results of GDSS's due diligence, management did not consider the acquisition of either FP Telecom Ltd nor National Care Card, Inc. probable events and terminated negotiations.

         As of the date of this Annual Report, management of GDSS is undertaking research relating to prospective new business endeavors and possible new acquisitions. This research may result in GDSS entering into business operations that are not in the minerals exploration field.

ITEM 2. PROPERTIES

     GDSS does not own any real estate or other properties. GDSS leases office space and its offices are located at 3305 Spring Mountain Road, Suite 60, Las Vegas, Nevada 89102.

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

         On or about November 17, 1999, AuRIC, Dames & Moore, Richard Daniele and Ahmet Altinay filed separate answers to the amended complaint, along with counterclaims and a third party complaint against Geneva, INCG, IGCO and Brent Pierce for breach of contract against Geneva, breach of contract against INGC, breach of contract against Pierce, defamation against IGCO, INGC, Geneva and Pierce, injunctions against IGCO, INGC, Geneva and Pierce, amongst other claims. In their defamation claims against IGCO, the plaintiffs seek damages and punitive damages in an amount to be determined at trial, as well as attorney's fees and costs. In connection with the cause of action for preliminary and permanent injunctions against IGCO, AuRIC and Ahmet Altinay seek attorney's fees and costs.

         On June 21, 2000, Geneva and INGC, on behalf of IGCO, filed a second amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The second amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against other parties involved by adding two new defendants, MBM Consulting, and Dr. Michael B. Merhtens, who provided consulting services to INGC. The amendment also added certain claims of other entities involved through Geneva against the defendants. The proprietary technology forms the basis of claims made by Geneva and INGC, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC, on behalf of IGCO, allege that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the lawsuit.

     Geneva and INGC subsequently obtained an order from the District Court grant its Motion to Compel. The Order requires that AuRIC and Dames & Moore produce the proprietary technology for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of IGCO, intend to obtain an expert opinion as to the validity or ineffectiveness of the proprietary technology.

         On November 10, 2000, Geneva and INGC filed motions for partial summary judgment against Dames & Moore and AuRIC. Subsequently, on March 19, 2001, the motions for partial summary judgment were denied. The court, however, provided a ninety-day period during which both parties were required to prepare for trial, and after such period the court would set a date for trial.

     As of the date of this Annual Report, various depositions have been taken by various parties to the lawsuit. Discovery and document production have been conducted by both sides to the dispute. Geneva and INGC, on behalf of IGCO, continue to pursue all such legal actions and review further legal remedies against AuRIC and Dames & Moore, and have hired an expert witness in this regard.

         On approximately June 14, 2000, Dames & Moore filed an action against IGCO, INGC and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln (the "Idaho Lawsuit"). In the Idaho Lawsuit, Dames & Moore seeks foreclosure of a lien against IGCO and/or INGC which purportedly arose in favor of Dames & Moore. INGC has dropped the bulk of its mining claims, except for a small group related to this litigation as IGCO and INGC believe that the mining claims contain no commercial quantities of gold or silver. Dames & Moore seeks to have the mining claims sold to compensate Dames & Moore for its services, materials and equipment. Dames & Moore also seeks its fees and costs incurred in enforcing its claimed lien. IGCO and INGC filed an answer on or about August 8, 2000. No discovery has occurred in the Idaho Lawsuit. IGCO intends to vigorously contest the claims and allegations of Dames & Moore.

         Due to GDSS's knowledge that the Blackhawk II Property's unpatented lode mining claims do not contain commercial quantities of gold or silver, GDSS has ceased to maintain and pay annual fees relating to most of the Blackhawk II Property claimed areas. Moreover, management deems the proprietary technology crucial with respect to successful exploration of the Blackhawk II Property. Management has suspended exploration of the Blackhawk II Property indefinitely until resolution of the legal proceedings. Management believes that the legal proceedings will prove that the alleged proprietary technology is invalid.

     If the proprietary technology is proven to be invalid and not transferable, and INGC/Geneva are not successful in the outcome of the litigation and damages are not awarded, GDSS may not be able to recover its potential losses and expenses incurred due to the breach of the Sub-License Agreement by Geneva. However, if the proprietary technology is proven to be invalid and not transferable, and INGC/Geneva are successful in the outcome of the litigation, INGC/Geneva may then receive damages from AuRIC and Dames & Moore. Geneva's damages result primarily from its inability to transfer the proprietary technology to IGCO in accordance with the provisions of the Sub-License Agreement. Management believes that GDSS will, under these circumstances, be entitled to receive a pro-rata portion of the awarded damages for potential losses incurred due to the breach of the Sub-License Agreement by Geneva.

         GDSS and Geneva entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that GDSS may have under the Sub-License Agreement with Geneva. If damages are recovered in the lawsuit initiated by Geneva and INGC, on behalf of IGCO, GDSS will receive a pro rata share of such damages relating to its claims and causes of action in relation to all other claims and causes of action for which damages are recovered. Thus, Geneva will receive any such pro rata share of the damages recovered pursuant to the terms and provisions of the

 Assignment Agreement. Management believes that GDSS will, under these circumstances, be entitled to receive a pro-rata portion of the awarded damages for potential losses incurred due to the breach of the Sub-License Agreement by Geneva.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to a Definitive Proxy Statement dated December 19, 2000, the shareholders of GDSS held a special meeting on January 30, 2001 in which the shareholders of GDSS voted and approved the following:

     (i) the authorization for the board of directors to effect a reverse stock split of one-for-ten (the "Reverse Stock Split") of GDSS's outstanding Common Stock;

     (ii) the adoption of an amendment to GDSS's Articles of Incorporation, as amended, which would effect the Reverse Stock Split, without having any effect upon the authorized and unissued shares of Common Stock;

     (iii) the election of the following two persons to serve as directors of GDSS until their successor shall have been elected and qualified:
            Ron F. Horvat and James Bunyan; and

     (iv)   the   ratification  of  the  selection  of  LaBonte  &  Co.  as  the independent public accountants of GDSS for the fiscal year ending December 31, 2000.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Goldstate Corporation's common stock is traded on the OTC Bulletin Board under the symbol "GDSS". The market for GDSS's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to GDSS's common stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                      FISCAL YEARS ENDED
                  ------------------------------------------------------------
                  DECEMBER 31, 2000                   DECEMBER 31, 1999
                  ------------------------------------------------------------
                  HIGH BID      LOW BID               HIGH BID         LOW BID
                  ------------------------------------------------------------

First Quarter      $5.900       $0.200                 $2.100           $1.350
Second Quarter     $5.500       $0.062                 $3.120           $1.250
Third Quarter      $1.200       $0.300                 $1.500           $0.900
Fourth Quarter     $0.400       $0.100                 $0.900           $0.010

Holders

     As of January 31, 2001, GDSS had approximately 37 shareholders of record.

Dividends

     No dividends have ever been declared by the board of directors of GDSS on its common stock. During the fiscal year ended December 31, 2000, GDSS did not pay any dividends on its preferred stock. GDSS's losses do not currently indicate the ability to pay any cash dividends, and GDSS does not indicate the intention of paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussions of GDSS's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

For Fiscal Year Ended December 31, 2000 compared with Fiscal Year Ended December 31, 1999

General

         As of the date of this Annual Report, there has been no income realized from the business operations of GDSS. GDSS's primary source of cash has been from advances made to GDSS.

Results of Operations

         GDSS's net losses for fiscal year ended December 31, 2000 were approximately $137,836 compared to a net loss of approximately $1,838,352 for fiscal year ended 1999.

         During fiscal year ended December 31, 2000, GDSS recorded operating expenses of $103,481 as compared to $889,021 of operating expenses recorded in the same period for fiscal year ended 1999. Property exploration expenses decreased by approximately $883,454 during fiscal year ended 2000 from $883,454 incurred during fiscal year ended 1999 compared to $-0- incurred during fiscal year ended 2000. This decrease in property exploration expenses resulted from suspension of any further exploration of the Blackhawk II Property during 2000 and the characterization of the valuation of GDSS's interest pursuant to the Joint Venture Agreement as an impairment loss (due to the inability to value future cash flows from such interest) during 1999.

         General and administrative expenses also decreased by approximately $785,540 during fiscal year ended 2000 from $889,021 incurred during fiscal year ended 1999 compared to $103,481 incurred during fiscal year ended 2000. This decrease in administrative expenses was due primarily to a decrease in overhead and administrative expenses resulting from the decreasing scale and scope of overall corporate activity pertaining to the exploration and administration of the Blackhawk II Property.

         The significant decrease in net loss during fiscal year ended December 31, 2000 as compared to fiscal year ended December 31, 1999 is attributable primarily to the lack of expenses incurred for property exploration and the significant decrease in general and administrative expenses. GDSS's net earnings (losses) during fiscal year ended December 31, 2000 were approximately
($137,836) or ($0.004) per share compared to a net loss of approximately ($1,838,352) or ($0.074) per share during fiscal year ended December 31, 1999. The weighted average number of shares outstanding was 32,691,079 for fiscal year ended December 31, 2000 compared to 12,826,895 for fiscal year ended December 31, 1999.

Liquidity and Capital Resources

         GDSS's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should GDSS be unable to continue in operation.

     As of fiscal year ended December 31, 2000, GDSS's total assets were $-0-compared to total assets of $248 for fiscal year ended 1999. This decrease in total assets from fiscal year ended 1999 was due primarily to a decrease in cash and cash equivalents. As of fiscal year ended December 31, 2000, GDSS's total liabilities were $783,934 compared to total liabilities of $1,256,459 for fiscal year ended 1999. This decrease in liabilities from fiscal year ended 1999 was due primarily to settlement of advances and accrued interest due and owing by GDSS to significant shareholders and debts holders in the amount of $ $401,968.47 by the issuance of 22,970,000 shares of Common Stock and the conversion of convertible notes and accrued interest thereon in the amounts of $175,000 and $28,583, respectively, by the issuance of 1,018,000 shares of Common Stock.

     Stockholders' Deficit decreased from ($1,256,211) for fiscal year ended December 31, 1999 to ($783,934) for fiscal year ended December 31, 2000.

Audit Committee

         As of the date of this Annual Report, GDSS has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of GDSS. When established, the audit committee's primary function will be to provide advice with respect to GDSS's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor GDSS's financial reporting process and internal control system; (ii) review and appraise the audit efforts of GDSS's independent accountants; (iii) evaluate GDSS's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide an open avenue of communication among the independent accountants, management and the board of directors.

     The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

     Audit Fees

     As of the date of this Annual Report, GDSS has incurred approximately $5,000 as fees billed by its principal independent accountant for professional services rendered in connection with preparation of GDSS's audited financial statements for fiscal year ended December 31, 2000. For fiscal year ended December 31, 2000, GDSS incurred $17,020 as fees billed by its principal independent accountant for all other non-audit services (including reviews of GDSS's quarterly financial statements).

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

Index to Financial Statements

         Report of Independent Public Accountants
         Balance Sheets
         Statements of Operations
         Statements of Stockholders' Equity
         Statements of Cash Flow
         Notes to Financial Statements

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS


                                DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                        PAGE

Table of Contents                                         9

Auditors' Report                                          10

Balance Sheets                                            11

Statements of Operations                                  12

Statements of Cash Flows                                  13

Statements of Stockholders' Equity                        14

Notes to Financial Statements                           15 - 17

              LABONTE & CO.                       1205 - 1095 WEST PENDER STREET
--------------------------------------------      VANCOUVER, BC  CANADA
 C H A R T E R E D  A C C O U N T A N T S         V6E 2M6
--------------------------------------------      TELEPHONE      (604) 682-2778
                                                  FACSIMILE      (604) 689-2778
                                                  EMAIL        RJL@LABONTECO.COM








                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Goldstate Corporation

We have audited the consolidated balance sheet of Goldstate Corporation (an exploration stage company) as at December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and its cash flows and changes in stockholders' equity for the year then ended in accordance with United States generally accepted accounting principles.

The financial statements as at December 31, 1999 and for the year then ended were audited by other auditors who expressed an opinion without reservation in their report dated January 31, 2000.



                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
February 6, 2001


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the Stockholders and Board of Directors dated February 6, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.



                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 6, 2001


                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                        December 31,     December 31,
                                                                          2000               1999
                                                                      --------------     -------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $             -    $           248
                                                                      --------------     -------------
      Total Assets                                                  $             -    $           248
                                                                      ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                          $        47,178    $        12,428
  Advances payable                                                           92,482            334,321
  Accrued interest payable                                                   44,274            114,205
  Directors fees payable                                                          -             24,000
  Notes payable (Note 3)                                                    600,000            771,505
                                                                      --------------     -------------
      Total Liabilities                                                     783,934          1,256,459
                                                                      --------------     -------------

STOCKHOLDERS' EQUITY (Note 4)
  Preferred stock, $.001 par value; authorized 25,000,000 shares;
      Nil (1999 - nil) shares issued and outstanding                              -                  -
  Common stock $.0003 par value; authorized 75,000,000 shares;
      38,119,500 (1999 - 14,131,500) shares issued and outstanding           11,740              4,544
  Additional paid - in capital                                            2,567,089          1,964,172
  Accumulated deficit through exploration stage                          (3,362,763)        (3,224,927)
                                                                      --------------      ------------

      Total Stockholders' Equity (Deficiency)                              (783,934)        (1,256,211)
                                                                      --------------      ------------
      Total Liabilities and Stockholders' Equity                    $             -    $           248
                                                                      ==============     ==============



               See accompanying notes to the financial statements.


                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                            Statements of Operations


                                                                                                       Inception
                                                                                                     (February 28,
                                                                      Year Ended Dec. 31,              1996) to
                                                                --------------------------------     December 31,
                                                                    2000              1999               2,000
                                                                ----------------  --------------     -------------
  PROPERTY EXPLORATION EXPENSES
    Technology sub-license costs                              $            -     $      666,852     $      666,852
    Claims maintenance fees, exploration, and staking costs                -             46,602            187,805
    Impairment loss related to profit sharing interest                     -            170,000            170,000
                                                                ------------     --------------      -------------
      Total Property Exploration Expenses (recoveries)                     -            883,454          1,024,657
                                                               -------------     --------------      -------------

 GENERAL AND ADMINISTRATIVE EXPENSES                                 103,481            889,021          2,169,894

INTEREST EXPENSE                                                      34,355             65,877            168,212
                                                               -------------     --------------      -------------

Net Loss for the period                                       $      137,836     $    1,838,352     $    3,362,763
                                                               =============     ==============      =============


Basic loss per share                                          $        0.004    $         0.074    $         0.256
                                                               =============     ==============      =============

Weighted Average Number of
 Common Shares Outstanding                                        32,691,079         12,826,895         13,142,174
                                                               =============     ==============      =============



               See accompanying notes to the financial statements.


                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                                       Inception
                                                                                                    (February 28,
                                                                    Year Ended Dec. 31,               1996) to
                                                              ---------------------------------      December 31,
                                                                  2000               1999               2,000
                                                              -----------------  --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                   $      (137,836)   $    (1,838,352)   $    (3,362,763)
  Adjustments to reconcile net (loss) to cash
    used by operating activities
    Impairment loss on profit sharing interest                            -            170,000            170,000
    Non-cash technology sub-license costs                                 -            690,000            690,000
    Net discount recognized on technology notes payable               3,495             (3,495)                 -
    Changes in Assets and Liabilities
        Accounts payable                                             34,751            (37,302)            55,688
        Director fees payable                                       (24,000)             6,000                  -
        Accrued interest payable                                     30,860             46,225            145,065
                                                              --------------     --------------     --------------

      Net Cash Flows Used for Operating Activities                  (92,730)          (966,924)        (2,302,010)
                                                              --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                    -            870,000          1,700,207
  Advances received                                                  92,482            944,295          1,973,003
  Advances repaid                                                         -           (848,000)        (1,546,200)
  Proceeds from notes payable                                             -                  -            175,000
                                                              --------------     --------------     --------------

      Net Cash Flows Provided by Financing Activities                92,482            966,295          2,302,010
                                                              --------------     --------------     --------------

Net decrease in cash                                                   (248)              (629)                 -

Cash and cash equivalents -  Beginning of period                        248                877                  -
                                                              --------------     --------------     --------------

Cash and cash equivalents - End of period                   $             -    $           248    $             -
                                                              ==============     ==============     ==============


Significant Non-Cash Transactions The Company accrued interest on notes payable of $46,225 and $30,860 for the year ended December 31, 1999 and 2000, respectively. The Company has also recognized an additional $19,653 in imputed interest during 1999.


The Company issued 22,970,000 shares of common stock in settlement of a $334,321 in advances payable and $67,827 of related accrued interest during 2000.

The Company issued 1,018,000 shares of common stock in settlement of $175,000 of notes payable and $32,964 of related accrued interest during 2000.

Since inception the Company has not capitalized any interest.









               See accompanying notes to the financial statements.


                                                       GOLDSTATE CORPORATION
                                                   (A Exploration Stage Company)
                                                Statements of Stockholders' Equity


                                                                                                        Deficit
                                                                                                      Accumulated
                                                     Common Stock                    Additional          During
                                                    -----------------------------     Paid - in       Exploration
                                                      # Shares           Amount        Capital            Stage             Total
                                                    -------------     -----------    ------------   ---------------     ------------
Balance, February 28, 1996 (inception)                         -    $          -     $         -    $            -    $           -

Issuance of common stock for cash
 ($.001 par per share, total of $.004 per share)       3,038,000           3,038           9,342                 -           12,380

Less offering costs                                            -               -          (7,173)                -           (7,173)

Stock Split on a 3:1 basis                             6,076,000               -               -                 -                -

Net loss, February 28, 1996
 (inception) to December 31, 1996                              -               -               -            (4,164)          (4,164)
                                                    -------------     -----------    ------------     -------------     ------------

Balance, December 31, 1996                             9,114,000           3,038           2,169            (4,164)           1,043

Shares redeemed                                       (5,500,200)         (1,650)          1,650                 -                -

Issuance of common stock for cash
 ($.0003 par per share, total of $.20 per share)       1,825,000             548         364,452                 -          365,000

Net loss, year ended December 31, 1997                         -               -               -          (942,938)        (942,938)
                                                    -------------     -----------    ------------     -------------     ------------

Balance, December 31, 1997                             5,438,800           1,936         368,271          (947,102)        (576,895)

Issuance of common stock pursuant to profit sharing
  agreement ($.0003 par per share, total of $.17
  per share)                                           1,000,000             300         169,700                 -          170,000

Issuance of common stock for cash
  ($.0003 par per share, total of $.20 per share)      2,300,000             690         459,310                 -          460,000

Net Loss, Year ended December 31, 1998                         -               -               -          (439,473)        (439,473)
                                                    -------------     -----------    ------------     -------------     ------------

Balance, December 31, 1998                             8,738,800           2,926         997,281        (1,386,575)        (386,368)

Issuance of common stock in settlement of debt
($.0003 par per share, total of $.20 per share)           42,500              13           8,496                 -            8,509

Issuance of common stock pursuant to Technology
  Sublicense Agreement ($.0003 par per share, total of
  $.09 per share)                                      1,000,000             300          89,700                 -           90,000

Issuance of common stock for cash
  ($.0003 par per share, total of $.20 per share)      4,350,000           1,305         868,695                 -          870,000

Adjustment of shares outstanding                             200               -               -                 -                -

Net Loss, year ended December 31, 1999                         -               -               -        (1,838,352)      (1,838,352)
                                                    -------------     -----------    ------------     -------------     ------------

Balance, December 31, 1999                            14,131,500           4,544       1,964,172        (3,224,927)      (1,256,211)

Issuance of common stock in settlement of debt
($.0003 par per share, total of $.0175 per share)     22,970,000           6,891         395,257                 -          402,148

Issuance of common stock on conversion of notes
($.0003 par per share, total of $.2043 per share)      1,018,000             305         207,660                 -          207,965

Net Loss, year ended December 31, 2000                         -               -               -          (137,836)        (137,836)
                                                    -------------     -----------    ------------     -------------     ------------

Balance, December 31, 2000                            38,119,500    $     11,740       2,567,089    $   (3,362,763)   $    (783,934)
                                                    =============     ===========    ============     =============     ============


               See accompanying notes to the financial statements.

                              GOLDSTATE CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

--------------------------------------------------------------------------------



NOTE 1:           NATURE OF CONTINUED OPERATIONS

The Company is an exploration stage company. To date, the Company has not generated revenues from operations and as of December 31, 2000 had working capital and stockholders' deficits of $783,934 raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing and ultimately to attain profitable operations.

The Company ceased exploration of the joint venture lode mining claims located in the State of Idaho, pending the outcome of ongoing litigation with regard to the transfer of technology pursuant to the Sub-license Agreement between the Company and Geneva Resources, Inc. There is a chance that the technology to be transferred under the Sub-license Agreement may be delayed indefinitely, or cancelled all together, depending on the outcome of the litigation. Refer to
Note 7.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MINERAL PROPERTY COSTS
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven reserves on its mineral properties.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS
The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No.
96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

                              GOLDSTATE CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

--------------------------------------------------------------------------------


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2000 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS
On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock
Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has determined that the implementation of this standard does not have a material impact on its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives; as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company determined that the implementation of this standard does not have a material impact on its financial statements.

NOTE 3:           NOTES PAYABLE

Pursuant to the Technology Sub-license agreement with Geneva Resources, Inc., the Company issued promissory notes to both Geneva and AuRIC in the amount of $250,000 to each company. These are 3% interest bearing notes and are payable upon the transfer of the technology. Pursuant to an amendment to the Technology Sub-license agreement, the company has issued a convertible promissory note to Geneva Resources, Inc. ("Geneva") in the amount of $100,000 that is convertible to 500,000 restricted common shares upon demand, and bears interest at the rate of 8% per annum. These promissory notes become due and payable upon the transfer of the technology. Transfer of the technology or any settlement thereto will be contingent on the outcome of the lawsuit described in Note 7.


NOTE 4:  STOCKHOLDERS' EQUITY

On May 3, 2000, the Company issued 1,018,000 common shares on the conversion of $175,000 in convertible notes and accrued interest totaling $32,964.

On March 21, 2000, the Company issued 22,970,000 common shares on the settlement of $402,148 of advances and accrued interest payable.

                              GOLDSTATE CORPORATION
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

--------------------------------------------------------------------------------



NOTE 5:  EMPLOYEE STOCK OPTION PLAN

Selected information regarding the Company's employee stock options as of December 31, 2000 are as follows:

                                                   DECEMBER 31, 2000
                                            -----------------------------------
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

On April 17, 2000, the Company received assignments of all issued and outstanding grants of options under the Employee Stock Option Plan. As of December 31, 2000 all options exercisable to purchase common stock have been assigned to the Company for possible redistribution at a future date according to the direction of the Board of Directors.

NOTE 6:  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2000 $32,730 was incurred to a significant shareholder for payments made on behalf of the Company.

During the year ended December 31, 2000 $7,500 was incurred to a significant shareholder for administrative expenses.

NOTE 7:  CONTINGENCIES

On May 8, 2000, the Company executed an assignment agreement to Geneva that transferred and conveyed the potential claims and causes of action that the Company may have in connections with the Sub-license Agreement with Geneva. If amounts are recovered by the lawsuit initiated by International Gold Corporation, a subsidiary of Intergold Corporation, a public corporation, and Geneva during 1999, the Company will receive the equivalent pro rata share of the Claims in relation to all other claims and causes of action for which any damages of settlement amounts are recovered. On October 8, 2000, the Company's joint venture partner, Intergold Corporation, International Gold Corporation, and Geneva initiated a legal complaint against AuRIC Metallurgical Laboratories, LLC ("AuRIC"), Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGCO/IGC/Geneva are to be determined in court.

The damages incurred stem from reliance on assays and representations made by AuRIC and upon actions and engineering reports produced by Dames & Moore related to the Blackhawk claims. The plaintiffs also allege that there were breaches of contract by AuRIC and Dames and Moore, as well as other causes of action. The outcome of this lawsuit is presently not determinable.


NOTE 8:  SUBSEQUENT EVENTS

The Company completed a ten for one share consolidation on February 13, 2001, resulting in a decrease in issued and outstanding common stock to 3,811,950.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

         Since January 1, 1997 to October 20, 2000, GDSS had a former accountant. Since October 21, 2000 and to date, GDSS's current principal independent accountants have not resigned or declined to stand for re-election or were dismissed. GDSS's former principal independent accountant, Johnson, Holscher & Company, P.C., resigned because of a business decision made by management of Johnson, Holscher & Company, P.C. to cease rendering services for clients which involve services or representation under the Securities Act or the Securities Exchange Act of 1934, as amended. Subsequently, management of GDSS determined that the accounting firm of Labonte & Company be engaged to provide services. Such decision to change accountants was approved by the Board of Directors. During GDSS's two most recent fiscal years and any subsequent interim period preceding the resignation of Johnson, Holscher & Company, P.C., there were no disagreements with Johnson, Holscher & Company, P.C., whether or not resolved, on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Johnson, Holscher & Company, P.C., would have caused Johnson, Holscher & Company, P.C. to make reference to the subject matter of the disagreements in its reports.

         Moreover,   there  have  been  no  disagreements  with  GDSS's  current principal independent accountant which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

         Neither GDSS's current principal independent accountants nor its former principal independent accountant have provided an adverse opinion or disclaimer of opinion to GDSS's financial statements, nor modified their respective opinion as to uncertainty, audit scope or accounting principles. However, the auditor's report to the financial statements for fiscal year ended December 31, 1999 is qualified as to GDSS's ability to continue as a going concern.

         GDSS's principal independent accountant from January 1, 1997 to October 20, 2000 was Johnson, Holscher & Company, P.C. of 5975 Greenwood Plaza Blvd., Suite 140, Greenwood Village, Colorado 80111. GDSS's principal independent accountant from October 21, 2000 to the current date is Labonte & Co., 1205 - 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of GDSS are as follows:

Name                        Age             Position with GDSS
----                        ---             ------------------

Ron F. Horvat               37               Director and President/
                                             Treasurer

James Bunyan                37               Director and Secretary

         RON F. HORVAT has been the President/Treasurer and a Director of GDSS since January 30, 2001. Mr. Horvat has primarily been involved in the construction business for the past fifteen years. Mr. Horvat currently is the vice president of Adler Forest Products Ltd. in which he is responsible for all business operation including sales, marketing, receivables, payables, cash flow, product development, quality control, logistics, employee management, customer negotiations, purchasing and office management. During 1994 through 1997, Mr. Horvat was the general manager for RH Forest Products Ltd. During 1992 through 1994, Mr. Horvat was the president of Mill Direct Hardwood in which he was responsible for initiating and maintaining a small wood flooring importing company including sales, marketing, small business accounting, receivables, purchasing, importing and overall office management. Mr. Horvat attended the University of Victoria and received a Dogwood Certificate from Nanaimo Senior Secondary School.

         JAMES BUNYAN has been the Secretary and a Director of GDSS since January 30, 2001. Mr. Bunyan is a corporate development specialist with international business development experience including industrial and commercial industries worldwide. Mr. Bunyan has developed skills in strategic business planning, mergers, acquisitions, disposals, turnarounds and fundraising with particular emphasis in the international mining industry. Mr. Bunyan is currently a director of Tiberon Minerals Limited in which he renegotiated a joint venture agreement for control of a major polymetallic deposit and arranged a share placing with a London-based investor group to finance further development. Mr. Bunyan is also currently a director of Madison Energy Limited in which he identifies acquisition targets. From 1998 through 1999, he served as the chief executive officer of Carpathian Gold S.A. and from 1993 through 1998, he served as associate director/corporate development consultant of Euroff
Limited.   In  both  capacities,   Mr.  Bunyan  conducted  review  of  strategic
investment/financing strategies, joint venture initiatives, cost reduction options and organization review, and identified funding opportunities. Mr. Bunyan has a masters degree in business administration from Warwick University and a B.S. in Biochemistry from Heriot-Watt University.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires GDSS's directors and officers, and the persons who beneficially own more than ten percent of the common stock of GDSS, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to GDSS pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by GDSS and on the representations of the reporting persons, GDSS believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

     For the fiscal year ended December 31, 2000, GDSS did not accrue or pay its directors executive compensation. As of fiscal year ended December 31, 2000, GDSS accrued $0 for managerial and administrative services by Investor Communications International, Inc. ("ICI"), and issued to ICI 16,912,000 restricted common shares in settlement of $296,132in accrued advances and accrued interest. See "Summary Compensation Table" below.

     Pursuant to the consulting services and management agreement with ICI dated July 1, 1999, services rendered pursuant to the terms and provisions of the agreement are (i) financial, such as business planning, capital and operating budgeting, bookkeeping, financial statement services, auditor liaison, banking, record keeping and documentation, database records, (ii) gold and silver exploration management, such as administration of metallurgical development, metallurgical liaison, BLM liaison, engineering company liaison, drilling administration, geologist liaison, mapping, survey and catalogue, geostatistical liaison, environmental research, geological reports compilation, (iii) administration, such as legal liaison, corporate minute book maintenance, and record keeping, corporate secretarial services, printing and production, office and general duties, international business relations, corporate information distribution and public relations, and media liaison. As of April 17, 2000, GDSS and ICI mutually agreed to terminate the consulting service agreement.

         During 2000, GDSS has obtained the interim services of Tarmac Management Ltd. ("Tarmac") to provide managerial and administrative services. Tarmac has provided approximately $40,000 in managerial and administrative services to GDSS during 2000, and has provided a further $52,482 in advances to fund administrative, legal, and accounting costs during 2000. Tarmac has only a month to month consulting arrangement with GDSS. Tarmac, its officers, directors, or sole shareholder are not shareholders of record of GDSS.

         During 2000, the Company has also obtained short term consulting services from No. 50 Corporate Ventures, a shareholder of the Company that owns 7,412,000 restricted common shares in the capital of GDSS. GDSS has accrued approximately $7,500 for management services received and paid $0 to No. 50 Corporate Ventures during 2000.

         During 2000, the Company has also obtained short term consulting services from Cybergarden Development, Inc., a shareholder of the Company that owns 5,950,000 restricted common shares in the capital of GDSS. GDSS has accrued approximately $32,730 for management services received and paid $0 to Cybergarden Development, Inc. during 2000.

     All executive officers and directors of GDSS are reimbursed for any out-of-pocket expenses incurred on behalf of GDSS. Executive compensation is subject to change concurrent with GDSS requirements. Mr. Harold Gooding is not an officer or director of ICI, nor does GDSS own of record capital stock of ICI. ICI does not own of record any capital stock of GDSS.

Summary Compensation Table

                              Annual Compensation        Awards    Payouts
                             ---------------------     ----------  -------
                                $      $       $       $       #       $     $
Name and Position            Salary  Bonus   Other    RSA   Options  LTIP  Other
-----------------            ------  -----   -----    ---   -------  ----  -----

Harold Gooding         1998       0      0       0      0         0     0      0
Pres./Director         1999       0      0       0      0         0     0      0
                       2000       0      0       0      0         0     0      0

Non-Qualified Stock Option Plan

     During fiscal year ended 1999, the Board of Directors of GDSS authorized the grant of stock options to certain officers, directors and significant consultants as reflected below in the "Aggregated Options/SAR Exercises and Fiscal Year-End Options/SAR Value Table". On April 17, 2000, GDSS received assignments from the respective individuals listed below representing all of the options granted under the Non-Qualified Stock Option Plan exercisable into an aggregate of 1,000,000 shares of Common Stock. As of the date of this Annual Report, all options granted to the following individuals have been assigned to GDSS for possible redistribution at a future date according to the direction of the board of directors.

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
--------------------------------------------------------------------------------

         No share options were exercised by any of the individuals listed above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock of GDSS owned of record or beneficially by each person who owned of record, or was known by GDSS to own beneficially, more than five percent (5%) of GDSS's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.


----------------------------------------------------------------------------------------------------
Title of Class             Name and Address                       Amount and Nature     Percent(1)
                           of Beneficial Owner                    of Beneficial Owner   of Class
----------------------------------------------------------------------------------------------------
                                                                        (2)
Common Stock               Sheffield Holdings Ltd.                180,000               8.4%
                           The Law Building
                           P.O. Box 14
                           The Valley, Antigua
                                                                        (2)
Common Stock               No. 50 Corporate Ventures Ltd.         741,200               12.9%
                            1250 West Hastings Street
                           Vancouver, British Columbia
                           Canada V6E 2M4
                                                                        (2)
Common Stock               Kurny Hellyar                          175,000               8.4%
                           R.R. 4 Comp.
                           28 H.P. Est.
                           Armstrong, British Columbia
                           Canada V0E 1B0
                                                                        (2)
Common Stock               Epaulette Investments S.A.             328,700               8.9%
                           P.O. Box 1320 G.T.
                            Grand Cayman Islands, BWI
                                                                         (2)
Common Stock               Marnie Stanton                         277,100               7.8%
                           19489 115th A Avenue
                           Pitt Meadows, British Columbia
                           Canada V3Y 1R5
                                                                        (2)
Common Stock               Cybergarden Development, Inc.          595,000               6.6%
                           1105 Park Drive
                           Vancouver, British Columbia
                           Canada V6P 2J7

Common Stock               All officers and directors as a           -0-
                           Group (2 persons)

 ---------------------------------------------------------------------------------------------------

(1)
    The number of issued and outstanding shares is 3,811,950 based upon the reverse stock split of ten-to-one.
(2)
    These are restricted shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 11, 1997, GDSS, IGCO and its wholly-owned subsidiary, INGC, entered into a joint venture agreement pertaining to the joint exploration of gold and silver on the Blackhawk II Property (the "Joint Venture Agreement"). Pursuant to the terms of the Joint Venture Agreement, GDSS paid $100,000 and issued 1,000,000 shares of its restricted common stock to IGCO in exchange for the purchase of a future profit sharing interest. The terms of the Joint Venture Agreement further provided that GDSS would be the operating partner and be responsible solely for providing funding for all exploration expenses to be incurred on the Blackhawk II Property. In accordance with the terms of the Joint Venture Agreement, GDSS would receive eighty percent (80%) of the net profits realized from the joint venture until its invested capital is repaid, and IGCO and INGC would receive twenty percent (20%) of the net profits realized from the joint venture. After the invested capital by GDSS had been repatriated, GDSS would then receive fifty-one percent (51%) of the net profits realized from the joint venture and IGCO and INGC would retain forty-nine percent (49%) of the net profits realized from the joint venture. GDSS also agreed to contribute all future capital requirements for the further exploration and mining operation costs of the claims on the Blackhawk II Property.

         As of the date of this Annual Report, GDSS and IGCO have mutually agreed to suspend GDSS's obligations and duties under the Joint Venture Agreement until resolution of the litigation against AuRIC and Dames & Moore.

     The officers/directors of GDSS are engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. Certain conflicts of interest, therefore, may arise between GDSS and the respective officer/director. Such conflicts can be resolved through the exercise by such officer/director of judgment consistent with his fiduciary duties to GDSS. The officers/directors of GDSS intend to resolve such conflicts in the best interests of GDSS. Moreover, the officers/directors will devote their time to the affairs of GDSS as they deem necessary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are filed as part of this Annual Report: None.

(b)      Reports on Form 8-K - None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GOLDSTATE CORPORATION

Dated: March 29, 2001                             By: /s/ RON F. HORVAT
---------------------                             ----------------------
                                                  Ron F. Horvat, President