Form 10QSB
period 2001-03-31
GOLDSTATE CORP
filed 2001-05-15
CIK 1050248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                                Yes  X   No
                                   -----   -----

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

             Class                      Outstanding as of May 11, 2001
            ------                      ----------------------------------
Common Stock, $.0003 par value                       3,811,953

Transitional Small Business Disclosure Format (check one)

                                Yes     No  X
                                   -----  -----

                              GOLDSTATE CORPORATION
                         (A Developmental Stage Company)

                           INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


                                  MARCH 31, 2001


                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 BALANCE SHEETS                                               2

                 INTERIM STATEMENTS OF OPERATIONS                             3

                 INTERIM STATEMENTS OF CASH FLOWS                             4

                 NOTES TO INTERIM FINANCIAL STATEMENTS                        5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    7

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           10

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   12

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             12

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         12

         ITEM 5. OTHER INFORMATION                                           12

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            12

                 (a) No exhibits required.

                 (b) No reports required.

                 SIGNATURES                                                  13

                              GOLDSTATE CORPORATION

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (Unaudited)













BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS



                            GOLDSTATE CORPORATION

                         (An Exploration Stage Company)

                                 BALANCE SHEETS



                                                                      March 31,        December 31,
                                                                           2001                2000
===================================================================================================
                                                                     (Unaudited)

                                                            ASSETS
CURRENT ASSETS
   Cash                                                                  $      -          $     -
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $      -          $     -
===================================================================================================


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                             $  60,787        $  47,178
   Advances payable                                                       119,998           92,482
   Accrued interest payable                                                52,540           44,274
   Notes payable (Note 3)                                                 600,000          600,000
---------------------------------------------------------------------------------------------------

                                                                          833,325          783,934
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital Stock (Note 4)
   Preferred stock, $.001 par value; 25,000,000 shares authorized;
      Nil shares issued and outstanding                                         -                -
   Common stock, $.0003 par value, 75,000,000 shares authorized
      3,811,953 (2000 - 38,119,500) shares issued and outstanding          11,740           11,740
   Additional paid-in capital                                           2,567,089        2,567,089
   Deficit accumulated during the exploration stage                    (3,412,154)      (3,362,763)
---------------------------------------------------------------------------------------------------

                                                                         (833,325)        (783,934)
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     -          $     -
===================================================================================================


         The accompanying notes are an integral part of these interim financial statements





                              GOLDSTATE CORPORATION

                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                                  February 28,
                                                              Three months     Three months   1996 (inception)
                                                               ended March      ended March       to March 31,
                                                                 31, 2001         31, 2000               2001
--------------------------------------------------------------------------------------------------------------

PROPERTY EXPLORATION EXPENSES
   Technology sub-license costs                                 $        -       $        -        $   666,852
   Claims maintenance fees, exploration and staking costs                -                -            187,805
   Impairment loss related to profit sharing interest                    -                -            170,000
--------------------------------------------------------------------------------------------------------------

                                                                         -                -          1,024,657

GENERAL AND ADMINISTRATIVE EXPENSES                                 41,125           17,368          2,211,019

INTEREST EXPENSE                                                     8,266           18,352            176,478
--------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                         $  (49,391)      $  (35,720)       $(3,412,154)
==============================================================================================================




BASIC NET LOSS PER SHARE                                        $  (0.0130)      $  (0.0214)
==============================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       3,811,953        1,665,548
==============================================================================================================


                  The accompanying notes are an integral part of these interim financial statements





                              GOLDSTATE CORPORATION

                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                                  February 28,
                                                                              Three months     Three months   1996 (inception)
                                                                               ended March      ended March       to March 31,
                                                                                 31, 2001         31, 2000               2001
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                       $ (49,391)        $(35,720)      $ (3,412,154)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Impairment loss on profit sharing interest                                           -                -            170,000
  - Non-cash technology sub-license costs                                                -                -            690,000
  - Net discount recognized on technology notes payable                                  -            3,495                  -
  - Changes in assets and liabilities
       Accounts payable                                                             13,609            1,400             69,297
       Advances payable                                                             27,516                -             27,516
       Directors fees payable                                                            -            1,500                  -
       Accrued interest payable                                                      8,266           21,152            153,331
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                                  -          (8,173)        (2,302,010)
------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                                   -                -          1,700,207
  Advances received                                                                      -            8,300          1,973,003
  Advances repaid                                                                        -                -        (1,546,200)
  Proceeds from notes payable                                                            -                -            175,000
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                     -            8,300          2,302,010
------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                         -              127                  -

CASH, BEGINNING OF PERIOD                                                                -              248                  -
------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                                 $    -           $  375           $      -
==============================================================================================================================


                  The accompanying notes are an integral part of these interim financial statements


                             GOLDSTATE CORPORATION
                         (An Exploration Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
================================================================================
                                  (Unaudited)


NOTE 1:  NATURE OF CONTINUED OPERATIONS

The Company is an exploration stage company. To date, the Company has not generated revenues from operations and as of March 31, 2001 had working capital and stockholders' deficits of $833,325 raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing and ultimately to attain profitable operations.

The Company ceased exploration of the joint venture lode mining claims located in the State of Idaho, pending the outcome of ongoing litigation with regard to the transfer of technology pursuant to the Sub-license Agreement between the Company and Geneva Resources, Inc. There is a chance that the technology to be transferred under the Sub-license Agreement may be delayed indefinitely, or cancelled all together, depending on the outcome of the litigation. Refer to
Note 6.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


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

GOLDSTATE CORPORATION
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================
(Unaudited)


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


NOTE 4:  CAPITAL STOCK

The Company completed a ten for one share consolidation on February 13, 2001, resulting in a decrease in issued and outstanding common stock to 3,811,953. The loss per share figure for March 31, 2000 has been restated on a consolidated basis.


NOTE 5:  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2001 $7,500 was incurred to a significant shareholder for administrative expenses. At March 31, 2001 $15,000 is owing to this shareholder and is included in accounts payable.


NOTE 6:  CONTINGENCIES

On May 8, 2000, the Company executed an assignment agreement to Geneva that transferred and conveyed the potential claims and causes of action that the Company may have in connections with the Sub-license Agreement with Geneva. If amounts are recovered by the lawsuit initiated by International Gold Corporation, a subsidiary of Intergold Corporation, a public corporation, and Geneva during 1999, the Company will receive the equivalent pro rata share of the Claims in relation to all other claims and causes of action for which any damages of settlement amounts are recovered. On October 8, 2000, the Company's joint venture partners, Intergold Corporation, International Gold Corporation, and Geneva initiated a legal complaint against AuRIC Metallurgical Laboratories, LLC ("AuRIC"), Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGCO/IGC/Geneva are to be determined in court.

The damages incurred stem from reliance on assays and representations made by AuRIC and upon actions and engineering reports produced by Dames & Moore related to the Blackhawk claims. The plaintiffs also allege that there were breaches of contract by AuRIC and Dames and Moore, as well as other causes of action. The outcome of this lawsuit is presently not determinable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Goldstate Corporation (the "Company") was primarily engaged in the business of exploration of gold and precious metals in the United States. During fiscal year ended December 31, 2000, management subsequently changed and the primary business focus of the Company has been redirected towards undertaking research relating to prospective new business endeavors and acquisitions. This research by current management may result in the Company entering into business operations that are not in the minerals exploration field.

Blackhawk II Property

         The Company previously held possessory title to 439 contiguous unpatented lode mining claims located in Lincoln and Gooding Counties, in south-central Idaho (the "Blackhawk II Property"). Pursuant to a joint venture agreement with Intergold Corporation, a Nevada corporation ("IGCO") and its wholly-owned subsidiary International Gold Corporation, a Nevada corporation ("INGC") dated March 17, 1999 (the "Joint Venture Agreement"), the Company owned a fifty-one percent (51%) of a future profit sharing interest in profits to be realized from the exploration of the 439 unpatented lode mining claims on the Blackhawk II Property. As of the date of this Quarterly Report, neither the Company nor INGC hold title to such mining claims.

         The Joint Venture Agreement was entered into primarily to utilize, maximize and enhance the complementary exploratory technologies of the Company and IGCO. Under the terms of the Joint Venture Agreement, the Company paid $100,000 for reimbursement of previously incurred expenses and issued 1,000,000 shares of its restricted Common Stock to IGCO in exchange for the purchase of the future profit sharing interest in profits. Pursuant to the terms of the Joint Venture Agreement, the Company was to conduct work programs involving exploration of the mining claims on the Blackhawk II Property in the minimum annual amount of $250,000 for each calendar year, which commenced January 1, 1998 and continued through the year 2000. The Company was also to be the operating partner, contribute all future capital requirements, and be responsible solely for all project funding. In consideration, the Company was to receive eighty percent (80%) of all net profits realized from the joint venture until its invested capital was repaid, and IGCO and INGC were to receive twenty percent (20%) of the net profits realized from the joint venture. After the invested capital of the Company had been repatriated, the Company was then to receive fifty-one percent (51%) of the net profits realized from the joint venture, and IGCO and INGC were to retain forty-nine percent (49%) of the net profits realized from the joint venture.

            During fiscal year 1999, management of the Company intended to begin geological survey of the Blackhawk II Property by an initial mapping of the area for exploration. Management further intended to make preliminary investigations for property exploration on the Blackhawk II Property in the following areas:
(i) claims maintenance, (ii) preliminary consulting reports and metallurgical study, (iii) regional exploratory drilling and surface sample assay testing.

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

           AuRIC and Geneva Resources, Inc., a Nevada corporation ("Geneva") entered into a Technology License Agreement dated March 17, 1999 (the "License Agreement") whereby AuRIC agreed to supply the proprietary technology to Geneva and grant to Geneva the right to sub-license the proprietary technology to the Company for use on the Blackhawk II Property. Therefore, the Company and Geneva entered into a Technology Sub-License Agreement dated March 18, 1999 (the "Sub-License Agreement") whereby the Company acquired from Geneva a sub-license to utilize AuRIC's proprietary information and related precious metals recovery processes to carry out assay testing and chemical leach analysis of core samples derived from any subsequent drilling on the Blackhawk II Property.

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

           During November 1999, IGCO also engaged Mineral Science Limited of London, England ("Mineral Science"), which obtained the services of the internationally recognized facilities of OMAC Laboratories Ltd to provide fire assay and geochemical analysis and CSMA Consultants Ltd. to perform leach testing on the properties of IGCO. The results obtained from Mineral Science confirmed and reiterated the negative findings of Strathcona, that gold values were below the detection limits on the properties of IGCO.

        As of the date of this Quarterly Report, the Company has suspended further exploration of the Blackhawk II Property indefinitely due to (i) the independent assessment information from Strathcona and Mineral Science which does not support the claims of AuRIC and Dames & Moore; (ii) the existence of multiple breaches of contract by AuRIC and Dames & Moore under the Agreement for Services and the License Agreement; (iii) the litigation against AuRIC and Dames & Moore; (iv) the rock type of the Company's Blackhawk II claims is thought to be similar to that of INGC's and IGCO's Blackhawk claims and without the alleged assay and metallurgical recovery technology allegedly developed by Auric and confirmed by Dames & Moore, the Company deems the probability of commercial grade gold or silver located in the Blackhawk II claims to be nil at the current date; and (v) the transfer of the alleged assay and metallurgical recovery technology allegedly developed by Auric and confirmed by Dames & Moore and to be obtained by the Company under the Sub-License Agreement with Geneva may not ever be transferred.

           Furthermore, the Company and IGCO agreed to the suspension of the Company's obligations and duties under the Joint Venture Agreement until resolution of the litigation against AuRIC and Dames & Moore.

New Business Endeavors

           During fiscal year ended December 31, 2000, management of the Company entered into two separate letters of intent to (i) acquire 100% of the issued and outstanding shares of common stock of FP Telecom Ltd, a company engaged in the leasing of cellular telephone equipment and services; and (ii) acquire 100% of the issued and outstanding shares of common stock of National Care Card, Inc., a company engaged in offering significantly discounted rates on health services. However, based on the results of the Company's due diligence, management did not consider the acquisition of either FP Telecom Ltd nor National Care Card, Inc. probable events and terminated negotiations.

           As of the date of this Quarterly Report, management of the Company is undertaking research relating to prospective new business endeavors and possible new acquisitions. This research may result in the Company entering into business operations that are not in the minerals exploration field.

RESULTS OF OPERATION

       As of the date of this Quarterly Report, there has been no income realized from the business operations of the Company. During fiscal years 1999 and 2000, the Company's primary source of financing has been from advances made to the Company.

Three-Month Period Ended March 31, 2001 Compared to Three-Month Period Ended March 31, 2000

          The Company's net losses for the three-month period ended March 31, 2001 were approximately $49,391 compared to a net loss of approximately $35,720 for the three-month period ended March 31, 2000.

          During the three-month period ended March 31, 2001, the Company recorded operating expenses of $49,391 compared to $35,720 of operating expenses recorded in the same period for 2000. During the three-month periods ended March 31, 2001 and 2000, respectively, the Company did not incur any property exploration expenses resulting primarily from suspension of any further exploration of the Blackhawk II Property during 2000.

          General and administrative expenses increased by approximately $23,757 during the three-month period ended March 31, 2001 from $17,368 incurred during the three-month period ended March 31, 2000 compared to $41,125 incurred during the three-month period ended March 31, 2001. This increase in general and administrative expenses was due primarily to an increase in expenses related to research of possible new business endeavors and the identification of possible new acquisitions. General and administrative expenses generally include corporate overhead, administrative salaries, consulting costs and professional fees.

          The increase in net loss during the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000 is attributable primarily to the increase in general and administrative expenses. The Company's net earnings (losses) during the three-month period ended March 31, 2001 were approximately ($49,391) or ($0.0130) per share compared to a net loss of approximately ($35,720) or ($0.0214) per share during the three-month period ended March 31, 2000. The weighted average number of shares outstanding was 3,811,953 for the three-month period ended March 31, 2001 compared to 1,665,548 for the three-month period ended March 31, 2000, after giving retroactive effect to the ten for one share consolidation completed on February 13, 2001..

LIQUIDITY AND CAPITAL RESOURCES

          The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

        As of March 31, 2001, the Company's total assets were $-0-. As of March 31, 2001, the Company's total liabilities were $833,325 compared to total liabilities of $783,934 as at December 31, 2000. This increase in liabilities from December 31, 2000 was due primarily to an increase in advances due and owing by the Company in the amount of $27,516 and in accounts payable and accrued liabilities in the amount of $13,609.

        Stockholders' Deficit increased from ($783,934) for fiscal year ended December 31, 2000 to ($833,325) for the three-month period ended March 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

           Due to the Company's knowledge that the Blackhawk II Property's unpatented lode mining claims do not contain commercial quantities of gold or silver, the Company has ceased to maintain and pay annual fees relating to most of the Blackhawk II Property claimed areas. Moreover, management deems the proprietary technology crucial with respect to successful exploration of the Blackhawk II Property. Management has suspended exploration of the Blackhawk II Property indefinitely until resolution of the legal proceedings. Management believes that the legal proceedings will prove that the alleged proprietary technology is invalid.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       On February 13, 2001, the Company effected a reverse stock split of ten for one share of common stock, which resulted in a decrease in the issued and outstanding shares of common stock to 3,811,953.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Pursuant to a Definitive Proxy Statement dated December 19, 2000, the shareholders of the Company held a special meeting on January 30, 2001 in which the shareholders of the Company voted and approved the following:

       (i) the authorization for the board of directors to effect a reverse stock split of one-for-ten (the "Reverse Stock Split") of GDSS's outstanding Common Stock;

      (ii) the adoption of an amendment to the Company's Articles of Incorporation, as amended, which would effect the Reverse Stock Split, without having any effect upon the authorized and unissued shares of Common Stock;

     (iii) the election of the following two persons to serve as directors of the Company until their successor shall have been elected and qualified: Ron F. Horvat and James Bunyan; and

      (iv) the ratification of the selection of LaBonte & Co. as the independent public accountants of the Company for the fiscal year ending December 31, 2000.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits required.

        (b) No reports required.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GOLDSTATE CORPORATION



Dated: May 14, 2001                          By:  /s/  CARSON WALKER
                                                 -------------------------------
                                                       Carson Walker
                                                       President