Form 10QSB
period 2001-06-30
GOLDSTATE CORP
filed 2001-08-14
CIK 1050248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

                                Yes  X      No
                                   -----      -----

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

             Class                      Outstanding as of August 11, 2001
             -----                      ---------------------------------
Common Stock, $.0003 par value                      10,847,261*

*Reflects the 10 for 1 reverse stock split effected on February 13, 2001 resulting in a decrease in issued and outstanding shares of Common Stock from 38,119,530 to 3,811,953.

Transitional Small Business Disclosure Format (check one)

                                Yes         No  X
                                   -----      -----

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

            BALANCE SHEETS                                                   2

            INTERIM STATEMENTS OF OPERATIONS                                 3

            INTERIM STATEMENTS OF CASH FLOWS                                 4

            NOTES TO INTERIM FINANCIAL STATEMENTS                            5

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      7

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS                                             12

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                     14

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                               16

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           16

      ITEM 5. OTHER INFORMATION                                             16

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              16

SIGNATURES                                                                  16


                                      GOLDSTATE CORPORATION

                                 (An Exploration Stage Company)

                                         BALANCE SHEETS

                                                                                    December 31,
                                                                    June 30, 2001      2000
                                                                    -------------   -----------
                                                                     (Unaudited)
                                             ASSETS
CURRENT ASSETS
   Cash                                                              $      --      $      --
                                                                     -----------    -----------

TOTAL ASSETS                                                         $      --      $      --
                                                                     ===========    ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          $    61,459    $    47,178
   Advances payable                                                       29,537         92,482
   Accrued interest payable                                               52,828         44,274
   Notes payable (Note 3)                                                600,000        600,000
                                                                     -----------    -----------

                                                                         743,824        783,934
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital Stock (Note 4)
   Preferred stock, $.001 par value; 25,000,000 shares authorized;
      Nil shares issued and outstanding                                     --             --
   Common stock, $.0003 par value, 75,000,000 shares authorized
      10,847,261 (2000 - 38,119,500) shares issued and outstanding        13,850         11,740
   Additional paid-in capital                                          2,705,685      2,567,089
   Deficit accumulated during the exploration stage                   (3,463,359)    (3,362,763)
                                                                     -----------    -----------

                                                                        (743,824)      (783,934)
                                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      --      $      --
                                                                     ===========    ===========


       The accompanying notes are an integral part of these interim financial statements



                                                      GOLDSTATE CORPORATION

                                                  (An Exploration Stage Company)

                                                 INTERIM STATEMENTS OF OPERATIONS

                                                             (Unaudited)

                                                                                                                          February
                                                                 Three          Three                                     28, 1996
                                                                months         months     Six months     Six months    (inception)
                                                            ended June     ended June     ended June     ended June    to June 30,
                                                              30, 2001       30, 2000       30, 2001       30, 2000           2001
                                                           -----------    -----------    -----------    -----------    -----------
PROPERTY EXPLORATION EXPENSES
  Technology sub-license costs                             $      --      $      --      $      --      $      --      $   666,852
  Claims maintenance fees, exploration and staking costs          --             --             --             --          187,805
  Impairment loss related to profit sharing interest              --           (2,702)          --           (2,702)       170,000
                                                           -----------    -----------    -----------    -----------    -----------

                                                                  --           (2,702)          --           (2,702)     1,024,657

GENERAL AND ADMINISTRATIVE EXPENSES                             45,185         20,395         86,310         37,763      2,256,204

INTEREST EXPENSE                                                 6,020          1,406         14,286         19,758        182,498
                                                           -----------    -----------    -----------    -----------    -----------

NET LOSS FOR THE PERIOD                                    $    51,205    $    19,099    $   100,596    $    54,819    $ 3,463,359
                                                           ===========    ===========    ===========    ===========    ===========




BASIC NET LOSS PER SHARE                                   $     (0.01)   $     (0.01)   $     (0.02)   $     (0.02)
                                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                             7,136,326      3,775,034      5,483,322      2,720,301
                                                           ===========    ===========    ===========    ===========




                        The accompanying notes are an integral part of these interim financial statements


                                                  GOLDSTATE CORPORATION

                                             (An Exploration Stage Company)

                                            INTERIM STATEMENTS OF CASH FLOWS

                                                       (Unaudited)


                                                                              Six months     Six months  February 28, 1996
                                                                              ended June     ended June   (inception) to
                                                                                30, 2001       30, 2000    June 30, 2001
                                                                             -----------    -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $  (100,596)   $   (54,819)   $(3,463,359)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Impairment loss on profit sharing interest                                      --             --          170,000
  - Non-cash technology sub-license costs                                           --             --          690,000
  - Net discount recognized on technology notes payable                             --            3,495           --
  - Changes in assets and liabilities
       Accounts payable                                                           29,281         24,687         84,969
       Advances payable                                                           57,053                        57,053
       Directors fees payable                                                       --            1,500           --
       Accrued interest payable                                                   14,262         16,262        159,327
                                                                             -----------    -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                                             --           (8,875)    (2,302,010)
                                                                             -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                              --             --        1,700,207
  Advances received                                                                 --            8,300      1,973,003
  Advances repaid                                                                   --             --       (1,546,200)
  Proceeds from notes payable                                                       --             --          175,000
                                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                                --            8,300      2,302,010
                                                                             -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                                                         --             (575)          --

CASH, BEGINNING OF PERIOD                                                           --              248           --
                                                                             -----------    -----------    -----------

CASH, END OF PERIOD                                                          $      --      $      (327)   $      --
                                                                             ===========    ===========    ===========



OTHER NON-CASH TRANSACTIONS:
During the period the Company issued 7,035,308 common shares at a price of $.02 per share in settlement of debt of $140,706.


                    The accompanying notes are an integral part of these interim financial statements

                                                            4

                             GOLDSTATE CORPORATION
                         (An Exploration Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 1: NATURE OF CONTINUED OPERATIONS

The Company is an exploration stage company. To date, the Company has not generated revenues from operations and as of June 30, 2001 had working capital and stockholders' deficits of $743,824 raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing and ultimately to attain profitable operations.

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

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


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

                             GOLDSTATE CORPORATION
                         (An Exploration Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


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

NOTE 4: CAPITAL STOCK

The Company completed a ten for one share consolidation on February 13, 2001, resulting in a decrease in issued and outstanding common stock to 3,811,953. The loss per share figure for June 30, 2000 has been restated on a consolidated basis.

During the period the Company issued 7,035,308 common shares at a price of $.02 per share in settlement of debt of $140,706.

NOTE 5: RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2001 $15,000 was incurred to a significant shareholder for administrative expenses. Also in this period $15,000 owing to this shareholder was settled with 750,000 common shares at $.02 per share. At June 30, 2001 $7,500 is owing to this shareholder and is included in accounts payable.

During the six months ended June 30, 2001 $30,000 was incurred to a significant shareholder for administrative and management fees, $27,052 was paid by this shareholder for expenses of the Company and $4,831 of interest was accrued to this shareholder. Also in this period $125,706 owing to this shareholder was settled with 6,285,308 common shares at $.02 per share. At June 30, 2001 $29,537 is owing to this shareholder for fees and expenses paid on behalf of the Company, and is included in advances payable, and $246 of accrued interest is owing, included in accrued interest payable.

NOTE 6: CONTINGENCIES

On May 8, 2000, the Company executed an assignment agreement to Geneva that transferred and conveyed the potential claims and causes of action that the Company may have in connection with the Sub-license Agreement with Geneva. If amounts are recovered by the lawsuit initiated by International Gold Corporation, a subsidiary of Intergold Corporation, a public corporation, and Geneva during 1999, the Company will receive the equivalent pro rata share of the Claims in relation to all other claims and causes of action for which any damages of settlement amounts are recovered. On October 8, 2000, the Company's joint venture partners, Intergold Corporation, International Gold Corporation, and Geneva initiated a legal complaint against AuRIC Metallurgical Laboratories, LLC ("AuRIC"), Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGCO/IGC/Geneva are to be determined in court.

The damages incurred stem from reliance on assays and representations made by AuRIC and upon actions and engineering reports produced by Dames & Moore related to the Blackhawk claims. The plaintiffs also allege that there were breaches of contract by AuRIC and Dames and Moore, as well as other causes of action. The outcome of this lawsuit is presently not determinable.

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Goldstate Corporation, a Nevada corporation (the "Company") was primarily engaged in the business of exploration of gold and precious metals in the United States. During fiscal year ended December 31, 2000, management subsequently changed and the primary business focus of the Company has been redirected towards undertaking research relating to prospective new business endeavors and acquisitions. This research by current management may result in the Company entering into business operations that are not in the minerals exploration field.

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

RESULTS OF OPERATION

     As of the date of this Quarterly Report, there has been no income realized from the business operations of the Company. During the prior fiscal years, the Company's primary source of financing was from advances made to the Company.

Six-Month Period Ended June 30, 2001 Compared to Six-Month Period Ended June 30, 2000

     The Company's net losses for the six-month period ended June 30, 2001 were approximately $100,596 compared to a net loss of approximately $54,819 for the six-month period ended June 30, 2000.

     During the six-month period ended June 30, 2001, the Company recorded operating expenses of $86,310 compared to $37,763 of operating expenses recorded in the same period for 2000. During the six-month periods ended June 30, 2001 and 2000, respectively, the Company did not incur any property exploration expenses resulting primarily from suspension of any further exploration of the Blackhawk II Property during 2000.

     General and administrative expenses increased by approximately $48,547 during the six-month period ended June 30, 2001, from $37,763 incurred during the six-month period ended June 30, 2000 compared to $86,310 incurred during the six-month period ended June 30, 2001. This increase in general and administrative expenses was due primarily to an increase in expenses related to research of possible new business endeavors and the identification of possible new acquisitions.

     General and administrative expenses generally include corporate overhead, administrative salaries, consulting costs and professional fees. Of the $86,310 incurred as general and administrative expenses during the six-month period ended June 30, 2001, approximately $30,000 was incurred payable to Tarmac Management Ltd. ("Tarmac") for payment by Tarmac of $27,052 in expenses on behalf of the Company. During the six-month period ended June 30, 2001, the Company settled a debt due and owing to Tarmac in the amount of $125,706 by issuance of 6,285,308 shares of Common Stock. See "Item 2. Changes in Securities and Use of Proceeds". Such services rendered by Tarmac include, but are not limited to, financial, administrative and investor relations management.

     Interest expenses decreased by approximately $5,472 during the six-month period ended June 30, 2001, from $$19,758 incurred during the six-month period ended June 30, 2000 compared to $14,286 incurred during the six-month period ended June 30, 2001. This decrease in interest expenses was due primarily to a decrease in the amount of accrued interest relating to the settlement of advances payable. See " - Liquidity and Capital Resources".

     The increase in net loss during the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000 is attributable primarily to the increase in general and administrative expenses. The Company's net earnings (losses) during the six-month period ended June 30, 2001 were approximately ($100,596) or ($0.02) per share compared to a net loss of approximately ($54,819) or ($0.02) per share during the six-month period ended June 30, 2000. The weighted average number of shares outstanding was 5,483,322 for the six-month period ended June 30, 2001 compared to 2,720,301 for the six-month period ended June 30, 2000, after giving retroactive effect to the ten for one share consolidation completed on February 13, 2001.

Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June 30, 2000

     The Company's net losses for the three-month period ended June 30, 2001 were approximately $51,205 compared to a net loss of approximately $19,099 for the three-month period ended June 30, 2000.

     During the three-month period ended June 30, 2001, the Company recorded operating expenses of $45,185 compared to $20,395 of operating expenses recorded in the same period for 2000. During the three-month periods ended June 30, 2001 and 2000, respectively, the Company did not incur any property exploration expenses resulting primarily from suspension of any further exploration of the Blackhawk II Property during 2000.

     General and administrative expenses increased by approximately $24,790 during the three-month period ended June 30, 2001, from $20,395 incurred during the three-month period ended June 30, 2000 compared to $45,185 incurred during the three-month period ended June 30, 2001. Interest expenses increased by approximately $4,614 during the six-month period ended June 30, 2001, from $1,406 incurred during the six-month period ended June 30, 2000 compared to $6,020 incurred during the six-month period ended June 30, 2001.

     The increase in net loss during the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 is attributable primarily to the increase in general and administrative expenses. The Company's net earnings (losses) during the three-month period ended June 30, 2001 were approximately ($51,205) or ($0.01) per share compared to a net loss of approximately ($19,099) or ($0.01) per share during the three-month period ended June 30, 2000. The weighted average number of shares outstanding was 7,136,326 for the three-month period ended June 30, 2001 compared to 3,775,034 for the three-month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of June 30, 2001, the Company's total assets were $-0-. As of June 30, 2001, the Company's total liabilities were $743,824 compared to total liabilities of $783,934 as of the fiscal year ended December 31, 2000. This decrease in liabilities from December 31, 2000 was due primarily to a decrease in advances due and owing by the Company in the amount of $62,945, from $92,482 in advances due and owing as of December 31, 2000 to $29,537 in advances due and owing as of June 31, 2001.

     Stockholders' Deficit decreased from ($783,934) for the fiscal year ended December 31, 2000 to ($743,824) for the six-month period ended June 30, 2001.

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

     Geneva and INGC subsequently obtained an order from the District Court granting its Motion to Compel. The Order requires that AuRIC and Dames & Moore produce the proprietary technology for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of IGCO, have obtained an expert opinion as to the validity or ineffectiveness of the proprietary technology.

     On November 10, 2000, Geneva and INGC filed motions for partial summary judgment against Dames & Moore and AuRIC. Subsequently, on March 19, 2001, the motions for partial summary judgment were denied. The court, however, provided a ninety-day period during which both parties were required to prepare for trial, and after such period the court would set a date for trial. At a scheduling conference held on July 31, 2001, the court set trial for a period of fifteen days commencing October 16, 2001. All dispositive motions will be head by September 14, 2001 and discovery must be completed by October 5, 2001. The court has denied Geneva's and INGC's motion for leave to amend the Complaint to assert an action against Dames & Moore for fraud. Geneva and INGC are considering the possibility of an appeal. As of the date of this Quarterly Report, trial preparation and discovery are continuing.

     On June 22, 2001, IGCO, INGC, Geneva, Brent Pierce, MBM Consultants, Inc. and Michael B. Mehrtens entered into a settlement agreement (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, the parties agreed to treat the contents of the Settlement Agreement as strictly confidential and to not disclose such terms and provisions to anyone.

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

     During the six-month period ended June 30, 2001, to provide capital, the Company has sold stock in private placement offerings or issued stock in exchange for debts of the Company or pursuant to contractual agreements as follows:

          o The Company had incurred debt inclusive of accrued interest in the aggregate amount of $125,706.17 and $15,000.00, respectively, with certain creditors of the Company (the "Creditor(s)"). Such debt due and owing by the Company relates to either past financial, administrative and managerial services performed by the respective Creditor pursuant to consulting service agreements entered into with the Company and/or prior advances made by the respective Creditor to the Company. Therefore, the Company entered into separate settlement agreements dated May 18, 2001, respectively, with each Creditor (the "Settlement Agreement(s)"), whereby each Creditor agreed to settle the debt owed to it by the Company and accept the issuance of restricted common shares of the Company at the rate of $0.02 per share as settlement for all interest and principle due and outstanding to such Creditor as of the date of the Settlement Agreement as follows:

--------------------------------------------------------------------------------
Name of Creditor          Dollar Amount    Rate per Share    Number of Shares of
                             Of Debt                         Common Stock Issued
--------------------------------------------------------------------------------

Tarmac Management Ltd.     $125,706.17         $0.02              6,285,308

No. 50 Corporate           $ 15,000.00         $0.02                750,000
 Ventures Ltd.
--------------------------------------------------------------------------------

     Subsequently, Tarmac Management Ltd. ("Tarmac") entered into several separate assignment agreements dated May 18, 2001 (the "Assignment Agreement(s)"), whereby Tarmac agreed to assign certain of its rights, title and interest in the Settlement Agreement, including the issuance of the restricted common shares of the Company, in exchange for the settlement and release of contractual debts owed by Tarmac to certain creditors.

     On May 18, 2001, the Company issued an aggregate of 7,035,308 of its restricted common stock to the Creditors and the respective assignees of Tarmac based upon the assignee's proportionate right to the issuance of such shares of restricted common stock. As a result of the issuance of 7,035,308 shares of its restricted common stock on May 18, 2001, which represents approximately 64.9% of the current issued and outstanding shares of common stock, there was a change in control of the Company.

     The following table sets forth the name and address, as of the date of this Quarterly Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director and all officers and directors as a group.

--------------------------------------------------------------------------------
Title of Class    Name and Address of    Amount and Nature      Percent of
                   Beneficial Owner          of Class             Class
--------------------------------------------------------------------------------

Common Stock      No. 50 Corporate           1,991,200             18.4%
                   Ventures Ltd.
                  1255 W. Pender St.
                  Vancouver, B.C.
                  Canada V6E 2V1

Common Stock      Cybergarden                  695,000              6.4%
                   Development, Inc.
                  1177 W. Hastings St.
                  Suite 1710
                  Vancouver, B.C.
                  Canada V6E 2L3

Common Stock      Tarmac Management Ltd.       785,308              7.2%
                  1250 W. Hastings St.
                  Vancouver, B.C.
                  Canada V6E 2M4

Common Stock      All officers and             100,000               .09%
                   directors as a group
                   (2 persons)

--------------------------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a Definitive Proxy Statement dated December 19, 2000, the shareholders of the Company held a special meeting on January 30, 2001 in which the shareholders of the Company voted and approved the following:

     (i) the authorization for the board of directors to effect a reverse stock split of one-for-ten (the "Reverse Stock Split") of the outstanding Common Stock;

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No exhibits required.

     (b)  The following reports were filed:

          (i)  Form 8-K on June 1, 2001.
          (ii) Schedule 13D on June 1, 2001.
          (iii) Schedule 13D on June 1, 2001.
          (iv) Schedule 13D on June 1, 2001.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GOLDSTATE CORPORATION



Dated: August 13, 2001                       By: /s/ CARSON WALKER
                                             -------------------------------
                                             Carson Walker
                                             President