Form 10QSB
period 2001-09-30
GOLDSTATE CORP
filed 2001-11-13
CIK 1050248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                                Yes  X   No
                                   -----   -----
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

             Class                      Outstanding as of November 13, 2001
            ------                      ----------------------------------
Common Stock, $.0003 par value                      10,847,261*

*Reflects the 10 for 1 reverse stock split effected on February 13, 2001 resulting in a decrease in issued and outstanding shares of Common Stock from 38,119,530 to 3,811,953.

Transitional Small Business Disclosure Format (check one)

                                Yes     No  X
                                   -----  -----

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

              BALANCE SHEETS                                               2

              INTERIM STATEMENTS OF OPERATIONS                             3

              INTERIM STATEMENTS OF CASH FLOWS                             4

              NOTES TO INTERIM FINANCIAL STATEMENTS                        5

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    8

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS                                           12

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   16

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             17

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

      ITEM 5. OTHER INFORMATION                                           17

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            17

SIGNATURES                                                                18



PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS


                                        GOLDSTATE CORPORATION

                                   (An Exploration Stage Company)

                                           BALANCE SHEETS



                                                                        September 30,   December 31,
                                                                             2001           2000
                                                                         -----------    -----------
                                                                          (Unaudited)
                                               ASSETS

CURRENT ASSETS
   Accounts receivable                                                   $    10,000    $      --
                                                                         -----------    -----------

TOTAL ASSETS                                                             $    10,000    $      --
                                                                         ===========    ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $    56,316    $    47,178
   Advances payable                                                           80,011         92,482
   Accrued interest payable                                                    1,311         44,274
   Notes payable (Note 3)                                                       --          600,000
                                                                         -----------    -----------

                                                                             137,638        783,934
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital Stock (Note 4)
   Preferred stock, $.001 par value; 25,000,000 shares authorized;
      Nil shares issued and outstanding                                         --             --
   Common stock, $.0003 par value, 75,000,000 shares authorized
      10,847,261 (2000 - 38,119,500) shares issued and outstanding            13,850         11,740
   Additional paid-in capital                                              2,705,685      2,567,089
   Deficit accumulated during the exploration stage                       (2,847,173)    (3,362,763)
                                                                         -----------    -----------

                                                                            (127,638)      (783,934)
                                                                         -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    10,000    $      --
                                                                         ===========    ===========


         The accompanying notes are an integral part of these interim financial statements

                                                2



                                                        GOLDSTATE CORPORATION

                                                   (An Exploration Stage Company)

                                                  INTERIM STATEMENTS OF OPERATIONS

                                                             (Unaudited)


                                                                                                                          February
                                                                  Three          Three           Nine           Nine       28, 1996
                                                                 months         months         months         months    (inception)
                                                                  ended          ended          ended          ended             to
                                                              September      September      September      September      September
                                                               30, 2001       30, 2000       30, 2001       30, 2000       30, 2001
                                                           ------------   ------------   ------------   ------------   ------------

PROPERTY EXPLORATION EXPENSES
  Technology sub-license costs                              $      --      $      --      $      --      $      --     $   666,852
  Claims maintenance fees, exploration and staking costs           --             --             --             --         187,805
  Impairment loss related to profit sharing interest               --             --             --           (2,702)      170,000
                                                            -----------    -----------    -----------    -----------   -----------
                                                                   --             --             --           (2,702)    1,024,657

GENERAL AND ADMINISTRATIVE EXPENSES                              45,309         27,551        131,619         65,314      ,301,513
INTEREST EXPENSE                                                  6,837          6,944         21,123         26,702       189,335
GAIN ON SETTLEMENT OF LAWSUIT (Notes 3 & 6)                    (668,332)          --         (668,332)          --        (668,332)
                                                            -----------    -----------    -----------    -----------   -----------

NET LOSS (INCOME) FOR THE PERIOD                            $  (616,186)   $    34,495    $  (515,590)   $    89,314   $ 2,847,173
                                                            ===========    ===========    ===========    ===========   ===========


BASIC NET LOSS (INCOME) PER SHARE                           $     (0.06)   $      0.01          (0.09)  $      0.03
                                                            ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                               10,847,261      3,775,034      5,483,322      2,720,301
                                                            ===========    ===========    ===========    ===========


                          The accompanying notes are an integral part of these interim financial statements

                                                                 3


                                                      GOLDSTATE CORPORATION

                                                 (An Exploration Stage Company)

                                                INTERIM STATEMENTS OF CASH FLOWS

                                                           (Unaudited)


                                                                             Nine months       Nine months      February 28,
                                                                                   ended             ended  1996 (inception)
                                                                           September 30,     September 30,  to September 30,
                                                                                    2001              2000              2001
                                                                             -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                           $   515,590       $   (89,314)      $(2,847,173)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Impairment loss on profit sharing interest                                      --                --             170,000
  - Non-cash technology sub-license costs                                           --                --             690,000
  - Net discount recognized on technology notes payable                             --                --                --
  - Gain on settlement of lawsuit                                               (668,332)             --            (658,332)
  - Changes in assets and liabilities
       Accounts receivable                                                       (10,000)             --             (10,000)
       Accounts payable                                                           24,138             1,476            79,826
       Advances payable                                                          107,527              --             107,527
       Directors fees payable                                                       --               1,500              --
       Accrued interest payable                                                   21,077            26,702           166,142
                                                                             -----------       -----------       -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                                             --             (59,636)       (2,302,010)
                                                                             -----------       -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                              --                --           1,700,207
  Advances received                                                                 --              59,388         1,973,003
  Advances repaid                                                                   --                --          (1,546,200)
  Proceeds from notes payable                                                       --                --             175,000
                                                                             -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                                --              59,388         2,302,010
                                                                             -----------       -----------       -----------

INCREASE (DECREASE) IN CASH                                                         --                (248)             --

CASH, BEGINNING OF PERIOD                                                           --                 248              --
                                                                             -----------       -----------       -----------

CASH, END OF PERIOD                                                          $      --         $      --         $      --
                                                                             ===========       ===========       ===========



OTHER NON-CASH TRANSACTIONS:
During the nine month period ended September 30, 2001, the Company issued
7,035,308 post-consolidation common shares at a price of $.02 per share in settlement of debt of $140,706.

In connection with the settlement described in Note 6, during the nine month period ended September 30, 2001, the Company wrote off its notes payable and accrued interest resulting in a gain of $658,332.


                         The accompanying notes are an integral part of these interim financial statements

                                                               4

                             GOLDSTATE CORPORATION
                         (An Exploration Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)

NOTE 1:  NATURE OF CONTINUED OPERATIONS

The Company is an exploration stage company. To date, the Company has not generated revenues from operations and as of September 30, 2001 had a working capital deficit and stockholders' deficit of $137,638 raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing and ultimately to attain profitable operations.

The Company ceased exploration of the joint venture lode mining claims located in the State of Idaho, pending the outcome of ongoing litigation with regard to the transfer of technology pursuant to the Sub-license Agreement between the Company and Geneva Resources, Inc. As a settlement to the litigation has been reached, the technology will no longer be transferred. Refer to Note 6.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


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

GOLDSTATE CORPORATION
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
(Unaudited)

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2001 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.


NOTE 3:  NOTES PAYABLE

Pursuant to the Technology Sub-license agreement with Geneva Resources, Inc., the Company issued promissory notes to both Geneva and AuRIC in the amount of $250,000 to each company. These were 3% interest bearing notes and were payable upon the transfer of the technology. Pursuant to an amendment to the Technology Sub-license agreement, the company had issued a convertible promissory note to Geneva Resources, Inc. ("Geneva") in the amount of $100,000 that is convertible to 500,000 restricted common shares upon demand, and bears interest at the rate of 8% per annum. These promissory notes were to become due and payable upon the transfer of the technology. Such transfer never occurred and upon settlement of the lawsuit as described in Note 6 all notes were cancelled along with accrued interest, which along with $10,000 cash (received subsequently) resulted in a gain of $668,332.


NOTE 4:  CAPITAL STOCK

The Company completed a ten for one share consolidation on February 13, 2001, resulting in a decrease in issued and outstanding common stock from 38,119,500 shares to 3,811,953 shares. The loss per share figure for September 30, 2000 has been restated on a consolidated basis.

During the period the Company issued 7,035,308 post-consolidation restricted common shares at a price of $.02 per share in settlement of debt of $140,706.

During the period 100,000 post-consolidation common shares originally issued pursuant to the Technology Sub-license agreement were returned to the Company and are to be returned to treasury and cancelled. See Note 6.

The weighted average number of shares outstanding for the periods ended in 2000 have been restated to reflect the 10:1 share consolidation on February 13, 2001.

NOTE 5:  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2001 $22,500 was incurred to a significant shareholder for consulting and administrative expenses. Also in this period $15,000 owing to this shareholder was settled by the issuance of 750,000 post-consolidation restricted common shares at $.02 per share. At September 30, 2001 $15,000 is owing to this shareholder and is included in accounts payable.

During the nine months ended September 30, 2001 $45,000 was incurred to Tarmac Management Ltd. ("Tarmac"), a significant shareholder, for administrative and management fees, $62,527 was paid by Tarmac for expenses of the Company and $6,388 of interest was accrued to Tarmac. Also in this period $125,706 owing to Tarmac was settled by the issuance of 6,285,308 post-consolidation restricted common shares at $.02 per share representing approximately 58% of the issued and outstanding shares resulting in a change in control. The majority of these shares were issued to creditors of Tarmac pursuant to debt assignments. At September 30, 2001 $80,011 is owing to Tarmac for fees and expenses paid on behalf of the Company, and is included in advances payable, and $1,311 of accrued interest is owing, included in accrued interest payable.

GOLDSTATE CORPORATION
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
(Unaudited)

NOTE 6:  SETTLEMENT OF LAWSUIT

On May 8, 2000, the Company executed an assignment agreement to Geneva that transferred and conveyed the potential claims and causes of an action that the Company had in connection with the Sub-license Agreement with Geneva. If amounts were recovered by the lawsuit initiated by International Gold Corporation, a subsidiary of Intergold Corporation, a public corporation, and Geneva during 1999, the Company will receive the equivalent pro rata share of the Claims in relation to all other claims and causes of action for which any damages of settlement amounts are recovered. On October 8, 2000, the Company's joint venture partners, Intergold Corporation, International Gold Corporation, and Geneva initiated a legal complaint against AuRIC Metallurgical Laboratories, LLC ("AuRIC"), Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGCO/IGC/Geneva were to be determined in court.

The damages incurred stemmed from reliance on assays and representations made by AuRIC and upon actions and engineering reports produced by Dames & Moore related to the Blackhawk claims. The plaintiffs also alleged that there were breaches of contract by AuRIC and Dames and Moore, as well as other causes of action. During September 2001, a settlement was reached and all parties agreed to have the lawsuit dismissed. As part of the settlement, the Company received $10,000 (received subsequently), the promissory notes totalling $600,000 to AuRIC and Geneva were cancelled, and 100,000 post-consolidation shares issued to AuRIC were returned to treasury and subsequently cancelled, resulting in a total gain of $668,332. See Notes 3 and 4.


 NOTE 7: INCOME TAXES

The Company has recorded no tax provision for the period ended September 30, 2001 as it has sufficient loss carryforwards available to offset the income in the period. Also, due to the uncertainty of realization the Company has provided a full valuation allowance against the deferred tax assets resulting from its additional unutilised loss carryforwards.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Goldstate Corporation, a Nevada corporation (the "Company") was primarily engaged in the business of exploration of gold and precious metals in the United States. During fiscal year ended December 31, 2000, management subsequently changed and the primary business focus of the Company has been redirected towards undertaking research relating to prospective new business endeavors and acquisitions. As of the date of this Quarterly Report, there has been no income realized from the business operations of the Company and the Company has ceased any and all gold exploration activities. The research by current management of prospective new business endeavors may result in the Company entering into business operations that are not in the minerals exploration field.

     Blackhawk II Property and Settlement of Litigation

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

     INGC, on behalf of IGCO, had also retained the services of Dames & Moore, an internationally recognized engineering and consulting firm ("Dames & Moore") to provide validation audits of each major step of the assay and metallurgical recovery procedures conducted by AuRIC. In November of 1998, according to independent testing conducted by Dames & Moore, Dames & Moore validated AuRIC's fire assay and parallel chemical leach procedures as a method to verify the existence of mineralization. The positive outcome of the testing program conducted by Dames & Moore formed the subject of a November 30, 1998 and subsequently dated reports regarding IGCO's properties. Dames & Moore verified the fire and chemical assay techniques and procedures developed by AuRIC and their repeatability, as well as metallurgical recovery techniques.

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

     Pursuant to certain contractual terms and provisions, AuRIC and Dames & Moore had not been successful in transferring the proprietary fire assay technology to Geneva or to any independent third party assay laboratory. On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC for multiple breaches of contract stemming from the Agreement for Services and the License Agreement and against Dames & Moore in a declaratory relief cause of action (the "Lawsuit").

     The Company thus suspended further exploration of the Blackhawk II Property indefinitely due to (i) the independent assessment information which did not support the claims of AuRIC and Dames & Moore; (ii) the existence of multiple breaches of contract by AuRIC and Dames & Moore under the Agreement for Services and the License Agreement; and (iii) the pending Lawsuit. Moreover, the Company deemed the probability of commercial grade gold or silver located in the Blackhawk II claims to be nil.

     On approximately September 25, 2001, Geneva, IGCO, INGC, and others entered into settlement agreements and releases with Dames & Moore, et. al., and AuRIC in which the parties agreed to settle in order to diminish the continuous burden, cost and expense of protracted ongoing litigation. See "Part II. Other Information Item 1. Legal Proceedings" for further disclosure.

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

Nine-Month Period Ended September 30, 2001 Compared to Nine-Month Period Ended September 30, 2000

     The Company's net income for the nine-month period ended September 30, 2001 was approximately $515,590 compared to a net loss of approximately $89,314 for the nine-month period ended September 30, 2000. During both nine-month periods ended September 30, 2001 and 2000, respectively, the Company recorded no income.

     During the nine-month period ended September 30, 2001, the Company recorded operating expenses of $152,742, which were offset by a recognized gain of $668,332, resulting in a recognized income from continuing operations of $515,590. During the nine-month period ended September 30, 2000, the Company recorded operating expenses of $89,314 (a decrease of $579,018).

     During the nine-month periods ended September 30, 2001 and 2000, respectively, the Company did not incur any property exploration expenses resulting primarily from suspension of any further exploration of the Blackhawk II Property during 2000.

     During the nine-month period ended September 30, 2001, the Company incurred operating expenses of $152,742, which primarily consisted of $131,619 in general and administrative expenses and $21,123 in interest expense. During the nine-month period ended September 30, 2000, the Company incurred operating expenses of $92,016, which primarily consisted of $65,314 in general and administrative expenses and $26,702 in interest expense. The increase in general and administrative expenses during the nine-month period ended September 30, 2001 was due primarily to an increase in expenses related to research of possible new business endeavors and the identification of possible new acquisitions. General and administrative expenses generally include corporate overhead, administrative salaries, consulting costs and professional fees.

     Although the Company actually incurred $152,742 of operating expenses during the nine-month period ended September 30, 2001, such expenses were offset by the recognition of a gain in the amount of $668,332 resulting from the settlement of the Lawsuit. During the nine-month period ended September 30, 2001, this resulted in recognized income from continuing operations of $515,590.

     Of the $131,619 incurred as general and administrative expenses during the nine-month period ended September 30, 2001, approximately $45,000 was incurred payable to Tarmac Management Ltd. ("Tarmac") for amounts due and owing for managerial, administrative and financial services rendered and/or advances made by Tarmac. During the nine-month period ended September 30, 2001, the Company had paid $ -0- to Tarmac towards an aggregate principal of $80,011 plus $1,311 in accrued interest due and owing Tarmac. During the nine-month period ended September 30, 2001, the Company settled a debt due and owing to Tarmac in the amount of $125,706 by issuance of 6,285,308 shares of Common Stock. Such services rendered by Tarmac include, but are not limited to, financial, administrative and investor relations management.

     As discussed above, the recognition of net income during the nine-month period ended September 30, 2001 as compared to the net loss incurred during the nine-month period ended September 30, 2000 is attributable primarily to the realization of a gain on the settlement of the Lawsuit. The Company's net earnings during the nine-month period ended September 30, 2001 were approximately $515,590 or $0.09 per share compared to a net loss of approximately ($89,314) or ($0.03) per share during the nine-month period ended September 30, 2000. The weighted average number of shares outstanding was 5,483,322 for the nine-month period ended September 30, 2001 compared to 2,720,301 for the nine-month period ended September 30, 2000, after giving retroactive effect to the ten for one share consolidation completed on February 13, 2001.

Three-Month Period Ended September 30, 2001 Compared to Three-Month Period Ended September 30, 2000

     The Company's net income for the three-month period ended September 30, 2001 was approximately $616,186 compared to a net loss of approximately $34,495 for the three-month period ended September 30, 2000. During both three-month periods ended September 30, 2001 and 2000, respectively, the Company recorded no income.

     During the three-month period ended September 30, 2001, the Company recorded operating expenses of $52,146, which were offset by a recognized gain of $668,332, resulting in a recognized income from continuing operations of $616,186. During the three-month period ended September 30, 2000, the Company recorded operating expenses of $34,495 (a decrease of $633,837).

     During the three-month periods ended September 30, 2001 and 2000, respectively, the Company did not incur any property exploration expenses resulting primarily from suspension of any further exploration of the Blackhawk II Property during 2000.

     During the three-month period ended September 30, 2001, the Company incurred operating expenses of $52,146, which primarily consisted of $45,309 in general and administrative expenses and $6,837 in interest expense. During the three-month period ended September 30, 2000, the Company incurred operating expenses of $34,495, which primarily consisted of $27,551 in general and administrative expenses and $6,944 in interest expense. The increase in general and administrative expenses during the three-month period ended September 30, 2001 was due primarily to an increase in expenses related to research of possible new business endeavors and the identification of possible new acquisitions.

     Although the Company actually incurred $52,146 of operating expenses during the three-month period ended September 30, 2001, such expenses were offset by the recognition of a gain in the amount of $668,332 resulting from the settlement of the Lawsuit. During the three-month period ended September 30, 2001, this resulted in recognized income from continuing operations of $616,186.

     As discussed above, the recognition of net income during the three-month period ended September 30, 2001 as compared to the net loss incurred during the three-month period ended September 30, 2000 is attributable primarily to the realization of a gain on the settlement of the Lawsuit. The Company's net earnings during the three-month period ended September 30, 2001 were approximately $616,186 or $0.06 per share compared to a net loss of approximately ($34,495) or ($0.01) per share during the three-month period ended September 30, 2000. The weighted average number of shares outstanding was 10,847,261 for the three-month period ended September 30, 2001 compared to 3,775,034 for the three-month period ended September 30, 2000, after giving retroactive effect to the ten for one share consolidation completed on February 13, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of September 30, 2001, the Company's total assets were $10,000. As of September 30, 2001, the Company's total liabilities were $137,638 compared to total liabilities of $783,934 as of the fiscal year ended December 31, 2000. This decrease in liabilities from December 31, 2000 was due primarily to a decrease in notes payable of $600,000 due to settlement of the lawsuit and a decrease in accrued interest payable of $42,963 from $44,274 at fiscal year ended December 31, 2000 to $1,911 at nine-month period ended September 30, 2001.

     Stockholders' Deficit decreased from ($783,934) for the fiscal year ended December 31, 2000 to ($127,638) for the nine-month period ended September 30, 2001.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 27, 1999, Geneva and INGC, on behalf of IGCO, initiated legal proceedings against AuRIC and Dames & Moore by filing a complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah, for: (i) multiple breaches of contract relating to the Agreement for Services and the License Agreement, respectively, including, but not limited to, establishment and facilitation of the proprietary technology and fire assay procedures developed by AuRIC at an independent assay lab and failure to deliver the proprietary technology and procedures to IGCO, Geneva and Dames & Moore;
(ii) breach of the implied covenant of good faith and fair dealing; (iii) negligent misrepresentation; (iv) specific performance, (v) non-disclosure injunction; (vi) failure by AuRIC to repay advances, and (vii) quantum meruit/unjust enrichment. INGC, on behalf of IGCO, also named Dames & Moore in the legal proceeding in a declaratory relief cause of action (collectively, the "Lawsuit").

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

     On or about November 17, 1999, AuRIC, Dames & Moore, Richard Daniele and Ahmet Altinay filed separate answers to the amended complaint, along with counterclaims and a third party complaint against Geneva, INCG, IGCO and others for breach of contract against Geneva, INGC and others, defamation against IGCO, INGC, Geneva and others, injunctions against IGCO, INGC, Geneva and others, amongst other claims. In their defamation claims against IGCO, the plaintiffs sought damages and punitive damages in an amount to be determined at trial, as well as attorney's fees and costs. In connection with the cause of action for preliminary and permanent injunctions against IGCO, AuRIC and Ahmet Altinay sought attorney's fees and costs.

     On approximately June 14, 2000, Dames & Moore filed an action against IGCO, INGC and others in the District Court of the Fifth Judicial District of the State of Idaho, in and for the County of Lincoln (the "Idaho Lawsuit"). In the Idaho Lawsuit, Dames & Moore sought foreclosure of a lien against IGCO and/or INGC which purportedly arose in favor of Dames & Moore. INGC has dropped the bulk of its mining claims, except for a small group related to this litigation as IGCO and INGC believed that the mining claims contain no commercial quantities of gold or silver. Dames & Moore sought to have the mining claims sold to compensate Dames & Moore for its services, materials and equipment. Dames & Moore also sought its fees and costs incurred in enforcing its claimed lien. IGCO and INGC filed an answer on or about August 8, 2000.

     On June 21, 2000, Geneva and INGC, on behalf of IGCO, filed a second amended complaint in the District Court of the Third Judicial District for Salt Lake City, State of Utah. The second amended complaint increased detail regarding the alleged breaches of contract and increased causes of action against other parties involved by adding two new defendants, MBM Consulting, Inc. and Dr. Michael B. Merhtens, who provided consulting services to INGC. The amendment also added certain claims of other entities involved through Geneva against the defendants. The proprietary technology formed the basis of claims made by Geneva and INGC, on behalf of IGCO, in the complaints as filed with the District Court. Geneva and INGC, on behalf of IGCO, alleged that the proprietary technology does not exist and that Geneva and INGC were fraudulently, recklessly and/or negligently deceived by AuRIC, Dames & Moore, and other parties to the Lawsuit.

     Geneva and INGC subsequently obtained an order from the District Court granting its Motion to Compel. The Order required that AuRIC and Dames & Moore produce the proprietary technology for Geneva's and INGC's restricted use by its legal counsel and industry experts. Geneva and INGC, on behalf of IGCO, obtained an expert opinion as to the absence of validity and ineffectiveness of the proprietary technology.

     On November 10, 2000, Geneva and INGC filed motions for partial summary judgment against Dames & Moore and AuRIC. Subsequently, on March 19, 2001, the motions for partial summary judgment were denied. The court, however, provided a ninety-day period during which both parties were required to prepare for trial, and after such period the court would set a date for trial. At a scheduling conference held on July 31, 2001, the court set trial for a period of fifteen days commencing October 16, 2001. The court date was subsequently changed to October 26, 2001 pursuant to mutual consent of the parties in an attempt to mediate the dispute. Such mediation was unsuccessful.


     Agreements Relating to Litigation

     The Company and Geneva entered into an assignment agreement dated May 9, 2000 (the "Assignment Agreement") that transferred and conveyed to Geneva the potential claims and causes of action that the Company may have under the Sub-License Agreement with Geneva.

     On June 22, 2001, IGCO, INGC, Geneva, Brent Pierce, MBM Consultants, Inc. and Michael B. Mehrtens entered into a settlement agreement (the "Mehrtens Settlement Agreement"). Pursuant to the terms of the Mehrtens Settlement Agreement, the parties agreed to treat the contents of the Mehrtens Settlement Agreement as strictly confidential and to not disclose such terms and provisions to anyone.

     As IGCO has not generated revenues and has no liquid assets to commit to fund the significant estimated future expenses associated with ongoing litigation, on June 28, 2001, Geneva, IGCO, INGC, Tristar Financial Services, Inc. ("Tristar") and Alexander Cox ("Cox") entered into a funds sharing agreement (the "Funds Sharing Agreement"). Pursuant to the terms of the Funds Sharing Agreement, (i) Tristar would fund the direct costs of the litigation on a best efforts basis relating to the Lawsuit for the period from April 1, 2001 to the date that the Lawsuit was settled; (ii) as consideration therefore, Tristar would receive thirty percent (30%) of the gross proceeds received by Geneva, IGCO and INGC from any and all settlements relating to the Lawsuit, plus the repayment of all payments and advances made by Tristar (the "Tristar Payment"); and (iii) the Tristar Payment would be shared with Cox in proportion of (a) the funds advanced and paid by Cox to Tristar for the purpose of funding the costs of the litigation, (b) divided by the total amount of funds advanced by and paid by Tristar, (c) times the amount of the Tristar Payment. Cox is a shareholder of IGCO and as of the date of this Quarterly Report, holds an approximate 17.12% equity interest in IGCO.

     On September 21, 2001, Geneva, IGCO, INGC and others entered into a settlement agreement with AuRIC and Ahmet Altinay (the "AuRIC Settlement Agreement"). Pursuant to the terms of the AuRIC Settlement Agreement, the parties agreed that: (i) significant additional expense and time would be incurred to proceed with and resolve the Lawsuit and therefore desired to settle the Lawsuit; (ii) AuRIC would pay an undisclosed sum; (iii) AuRIC would return three promissory notes in the principal amounts of $250,000 marked cancelled payable to AuRIC by the Company, IGCO and Vega-Atlantic Corporation, respectively; (iii) AuRIC would return all stock certificates received from the Company, IGCO and Vega-Atlantic Corporation, respectively; (iv) the parties would execute and jointly file a motion to dismiss the parties' respective claims and counterclaims in the Lawsuit; (v) the parties would release one another from any and all claims and liabilities, whether known or unknown, arising from or based upon the Lawsuit; and (vi) the Agreement for Services, the License Agreement and the related Sub-License Agreement would be deemed null, void and without further force or effect.

     On September 25, 2001, Geneva, IGCO, INGC, and others entered into a settlement agreement and release with Dames & Moore, et. al. (the "Dames & Moore Settlement Agreement"). Pursuant to the terms of the Dames & Moore Settlement Agreement, the parties agreed that: (i) solely to save the burden, cost and expense of continued litigation, the Lawsuit and the Idaho Lawsuit would be settled without any admission of liability by any party; (ii) the parties would execute and jointly file a motion to dismiss the parties' respective claims and counterclaims in the Lawsuit and the Idaho Lawsuit with prejudice; (iii) the parties would release one another from any and all claims and liabilities, whether known or unknown, arising from or based upon the Lawsuit and the Idaho Lawsuit, including those arising from or related to the Blackhawk projects, mining claims and property; (iv) each party would bear its own respective attorneys' fees and costs incurred in connection with the Lawsuit, the Idaho Lawsuit and the Dames & Moore Settlement Agreement; and (v) Dames & Moore would pay $798,000.

     Results of Settlement

     Pursuant to the Assignment Agreement, the Company transferred and conveyed to Geneva the potential claims and causes of action that the Company may had under the Sub-License Agreement with Geneva. The amount of damages to be recovered by Geneva and INGC pursuant to the Dames & Moore Settlement Agreement and the AuRIC Settlement Agreement were primarily used for payment of attorneys fees, expert witness fees, and associated costs of litigation. The Company, therefore, was not in a position to retain any portion of the cash settlement damages.

     IGCO and INGC had paid an aggregate of $938,805 in cash to AuRIC and Dames & Moore for services before the litigation commenced. IGCO and INGC also owed $219,469 to Dames & Moore for disputed but unpaid services. Prior to the litigation, (i) AuRIC received 1,000,000 shares of Common Stock from the Company and a promissory note in the principal amount of $250,000, and (ii) Geneva received a promissory note in the principal amount of $250,000 and a promissory note in the principal amount of $100,000.

     As of the date of this Quarterly Report, the Company has received: (i) the share certificate issued to AuRIC representing 1,000,000 shares of Common Stock, which will be cancelled and the shares returned to treasury; (ii) the promissory note in the principal amount of $250,000 payable by the Company to AuRIC, which has been cancelled; (iii) the promissory note in the principal amount of $250,000 payable by the Company to Geneva, which has been cancelled; (iv) the promissory note in the principal amount of $100,000 payable by the Company to Geneva, which has been cancelled; and (v) $10,000.

     Geneva, IGCO, INGC and other parties also received an aggregate of $808,000 in settlement proceeds. An aggregate in excess of approximately $2,000,000 was incurred as legal fees and associated direct costs relating to the litigation. Of the $808,000 in settlement proceeds, $345,000 was paid for outstanding amounts due and owing to legal counsel relating to the litigation, $10,000 was paid to the Company, and the remaining $453,000 was paid to Tristar to provide a partial recovery of approximately $800,000 paid by Tristar pursuant to the provisions of the Funds Sharing Agreement.

     At the time the respective settlement agreements were entered into, after incurring in excess of $2,000,000 in legal fees and associated direct costs relating to the litigation, management of IGCO estimated that future litigation costs to continue through the trial stage could have reached an additional

$1,000,000, with no guarantee of either outcome or award. Management of IGCO further believed that if the litigation proceeded to trial, any positive future monetary award in favor of IGCO and INGC could have been subjected to a lengthy appeals process and further legal costs. While Dames & Moore, currently a subsidiary of URS Corporation, has approximately $2 billion in annual revenues representing a formidable resource for future legal expenses, IGCO has not generated revenues and has no liquid assets to commit to such significant estimated future expenses associated with ongoing litigation. Management of IGCO believes, therefore, that settlement of the litigation and execution of the respective settlement agreements was in the best interests of IGCO, the Company and respective shareholders.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In conjunction with the Dames & Moore Settlement Agreement, a stock certificate evidencing an aggregate of 1,000,000 shares of Common Stock was returned to the Company and will be cancelled, and thus will reduce the aggregate issued and outstanding shares of Common Stock by 100,000 (taking into effect the reverse stock split of 10 for 1 shares on February 13, 2001). As of the date of this Quarterly Report, there are 10,847,261 shares of Common Stock issued and outstanding.

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

--------------------------------------------------------------------------------
Title of Class    Name and Address of       Amount and Nature       Percent of
                   Beneficial Owner            of Class               Class
--------------------------------------------------------------------------------

Common Stock      No. 50 Corporate            1,491,200                13.7%
                  Ventures Ltd.
                  1255 W. Pender St.
                  Vancouver, B.C.
                  Canada V6E 2V1

Common Stock      Cybergarden                  695,000                  6.4%
                  Development, Inc.
                  1177 W. Hastings St.
                  Suite 1710
                  Vancouver, B.C.
                  Canada V6E 2L3

Common Stock      Tarmac Management Ltd.       785,308                  7.2%
                  1250 W. Hastings St.
                  Vancouver, B.C.
                  Canada V6E 2M4

Common Stock      All officers and             100,000                  .09%
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

     No report required.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GOLDSTATE CORPORATION



Dated: November 13, 2001                    By:  /s/  LAARA SHAFFER
                                                 -------------------------------
                                                      Laara Shaffer
                                                      President