Form 10KSB40
period 2001-12-31
GOLDSTATE CORP
filed 2002-04-01
CIK 1050248

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB40


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to
                                   -------  -------

                         Commission file number 0-26705

                              GOLDSTATE CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                88-0354425
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)

                       3305 Spring Mountain Road, Suite 60
                             Las Vegas, Nevada 89102
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 915-9520
                            -------------------------
                           (Issuer's telephone number)

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

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2001): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2002: $280,922.57. (Takes into account the reverse stock split which was effective on February 13, 2001).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                     Outstanding as of March 25, 2002

Common Stock, $.0003 par value            10,747,261

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History of Business Development

     Goldstate Corporation, which currently trades on the OTC Bulletin Board under the symbol "GDSS" (referred to in this Form 10-KSB as the "Company"), was primarily engaged in the business of exploration of gold and precious metals in the United States. In 1996, the Company was incorporated under the laws of the State of Nevada under the name Image Perfect Incorporated to conduct a marketing and public relations business involving greeting cards, gift items and paper products. On December 12, 1996, the corporate name was changed to Dynacom Telecommunications Corporation and the business focus was redirected to the finance and purchase of ownership interests in telecommunication companies that installed and operated wireless telecommunication systems in Africa, the Middle East, and countries in the former Soviet Union. During late 1997, control and management changed, the corporate name was changed to Goldstate Corporation, and the primary business focus was redirected to the exploration of gold and precious metals in the United States.

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

Blackhawk II Property and Settlement of Litigation

     The Company previously held possessory title to 439 contiguous unpatented lode mining claims located in Lincoln and Gooding Counties, in south-central Idaho (the "Blackhawk II Property"). Pursuant to a joint venture agreement with Intergold Corporation, a Nevada corporation ("IGCO") and its wholly-owned subsidiary International Gold Corporation, a Nevada corporation ("INGC") dated March 17, 1999 (the "Joint Venture Agreement"), the Company owned a fifty-one percent (51%) of a future profit sharing interest in profits to be realized from the exploration of the 439 unpatented lode mining claims on the Blackhawk II Property. As of the date of this Annual Report, neither the Company nor INGC hold title to such mining claims.

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

     On approximately September 25, 2001, Geneva, IGCO, INGC, and others entered into settlement agreements and releases with Dames & Moore, et. al., and AuRIC in which the parties agreed to settle in order to diminish the continuous burden, cost and expense of protracted ongoing litigation. See "Item 3. Legal Proceedings" for further disclosure.

New Business Endeavors

     During fiscal year ended December 31, 2001, management of the Company entered into two separate letters of intent to (i) acquire 100% of the issued and outstanding shares of common stock of FP Telecom Ltd, a company engaged in the leasing of cellular telephone equipment and services; and (ii) acquire 100% of the issued and outstanding shares of common stock of National Care Card, Inc., a company engaged in offering significantly discounted rates on health services. However, based on the results of the Company's due diligence, management did not consider the acquisition of either FP Telecom Ltd nor National Care Card, Inc. probable events and terminated negotiations.

     As of the date of this Annual Report, management of the Company is undertaking research relating to prospective new business endeavors and possible new acquisitions. This research may result in the Company entering into business operations that are not in the minerals exploration field.

ITEM 2. PROPERTIES

     The Company does not own any real estate or other properties. The Company leases office space and its offices are located at 3305 Spring Mountain Road, Suite 60, Las Vegas, Nevada 89102.

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

     As IGCO has not generated revenues and has no liquid assets to commit to fund the significant estimated future expenses associated with ongoing litigation, on June 28, 2001, Geneva, IGCO, INGC, Tristar Financial Services, Inc. ("Tristar") and Alexander Cox ("Cox") entered into a funds sharing agreement (the "Funds Sharing Agreement"). Pursuant to the terms of the Funds Sharing Agreement, (i) Tristar would fund the direct costs of the litigation on a best efforts basis relating to the Lawsuit for the period from April 1, 2001 to the date that the Lawsuit was settled; (ii) as consideration therefore, Tristar would receive thirty percent (30%) of the gross proceeds received by Geneva, IGCO and INGC from any and all settlements relating to the Lawsuit, plus the repayment of all payments and advances made by Tristar (the "Tristar Payment"); and (iii) the Tristar Payment would be shared with Cox in proportion of (a) the funds advanced and paid by Cox to Tristar for the purpose of funding the costs of the litigation, (b) divided by the total amount of funds advanced by and paid by Tristar, (c) times the amount of the Tristar Payment. Cox is a shareholder of IGCO and as of the date of this Annual Report, holds an approximate 17.12% equity interest in IGCO.

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

     IGCO and INGC had paid an aggregate of $938,805 in cash to AuRIC and Dames & Moore for services before the litigation commenced. IGCO and INGC also owed $219,469 to Dames & Moore for disputed but unpaid services. Prior to the litigation, (i) AuRIC received 100,000 shares of Common Stock from the Company and a promissory note in the principal amount of $250,000, and (ii) Geneva received a promissory note in the principal amount of $250,000 and a promissory note in the principal amount of $100,000.

     As of the date of this Annual Report, the Company has received: (i) the share certificate issued to AuRIC representing 100,000 shares of Common Stock, which has been cancelled and the shares returned to treasury; (ii) the promissory note in the principal amount of $250,000 payable by the Company to AuRIC, which has been cancelled; (iii) the promissory note in the principal amount of $250,000 payable by the Company to Geneva, which has been cancelled;
(iv) the promissory note in the principal amount of $100,000 payable by the Company to Geneva, which has been cancelled; and (v) $10,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a Definitive Proxy Statement dated December 19, 2000, a shareholders' special meeting was held on January 30, 2001 in which the shareholders of the Company voted and approved certain proposals. Fifty-two percent (52%) of the outstanding shares of common stock entitled to vote, represented in person or by proxy, was required for a quorum at the special meeting. The affirmative vote of shareholders holding at least a majority of the shares of common stock present, or represented, at the special meeting, was required to approve certain proposals as follows:

     1. To authorize the Board of Directors to effect a reverse stock split of one-for-ten (the "Reverse Stock Split") of the Company's outstanding Common Stock, depending upon a determination by the Board of Directors that a Reverse Stock Split was in the best interests of the Company and its shareholders;

     2. To adopt an amendment to the Company's Articles of Incorporation, as amended, which would effect the Reverse Stock Split, without having any effect upon the authorized and unissued shares of Common Stock;

     3. To elect the following three (3) persons to serve as directors of the Company until their successor shall have been elected and qualified:
          Carson Walker, Ron F. Horvat and James Bunyan; and

     4. To ratify the selection of LaBonte & Co. as the independent public accountants of the Company for the fiscal year ending December 31, 2001.

     No other matters or business were introduced or voted upon by the shareholders at the special meeting.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Goldstate Corporation's common stock is traded on the OTC Bulletin Board under the symbol "GDSS". The market for the Company's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's common stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                      FISCAL YEARS ENDED
                  ------------------------------------------------------------
                  DECEMBER 31, 2001                   DECEMBER 31, 2000
                  ------------------------------------------------------------
                  HIGH BID      LOW BID               HIGH BID         LOW BID
                  ------------------------------------------------------------

First Quarter      $0.140       $0.007                 $5.900           $0.200
Second Quarter     $0.530       $0.030                 $5.500           $0.062
Third Quarter      $0.250       $0.100                 $1.200           $0.300
Fourth Quarter     $0.180       $0.050                 $0.400           $0.100

Holders

     As of March 25, 2002, the Company had approximately 46 shareholders of record.

Dividends

     No dividends have ever been declared by the board of directors of the Company on its common stock. During the fiscal year ended December 31, 2001, the Company did not pay any dividends on its preferred stock. The Company's losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     During fiscal year ended December 31, 2001, to provide capital, the Company has sold stock in private placement offerings or issued stock in exchange for debts of the Company or pursuant to contractual agreements as follows:

          |X| On May 18, 2001, the board of directors of the Company authorized the execution of settlement agreements with certain creditors of the Company and the subsequent issuance of an aggregate of 7,035,308 shares of its restricted common stock. The Company has incurred debt inclusive of accrued interest in the aggregate amount of $125,706.17 and $15,000.00, respectively, with certain creditors of the Company (the "Creditor(s)"). Such debt due and owing by the Company relates to either past financial, administrative and managerial services performed by the respective Creditor pursuant to consulting service agreements entered into with the Company and/or prior advances made by the respective Creditor to the Company. Therefore, the Company entered into separate settlement agreements dated May 18, 2001, respectively, with each Creditor (the "Settlement Agreement(s)"), whereby each Creditor agreed to settle the debt owed to it by the Company and accept the issuance of restricted common shares of the Company at the rate of $0.02 per share as settlement for all interest and principle due and outstanding to such Creditor as of the date of the Settlement Agreement as follows:

--------------------------------------------------------------------------------
Name of Creditor         Dollar Amount    Rate per Share    Number of Shares of
                            Of Debt                         Common Stock Issued
--------------------------------------------------------------------------------

Tarmac Management Ltd.    $125,706.17         $0.02              6,285,308

No. 50 Corporate          $15,000.00          $0.02                750,000
 Ventures Ltd.
--------------------------------------------------------------------------------

          |X| Subsequently, Tarmac Management Ltd. ("Tarmac") entered into several separate assignment agreements dated May 18, 2001 (the "Assignment Agreement(s)"), whereby Tarmac agreed to assign certain of its rights, title and interest in the Settlement Agreement, including the issuance of the restricted common shares of the Company, in exchange for the settlement and release of contractual debts owed by Tarmac to certain creditors. On May 18, 2001, the Company issued an aggregate of 7,035,308 of its restricted common stock to the Creditors and the respective assignees of Tarmac based upon the assignee's proportionate right to the issuance of such shares of restricted common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussions of the Company's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

For Fiscal Year Ended December 31, 2001 compared with Fiscal Year Ended December 31, 2000

     As of the date of this Annual Report, there has been no income realized from the business operations of the Company. The Company's primary source of cash has been from advances made to the Company.

Results of Operations

     The Company's net income for fiscal year ended December 31, 2001 was approximately $484,864 compared to a net loss of approximately $137,836 for fiscal year ended December 31, 2000. During both fiscal years ended December 31, 2001 and 2000, respectively, the Company recorded no revenue.

     During fiscal year ended December 31, 2001, the Company recorded actual operating expenses of $193,468, which were offset by a recognized gain of $678,332, resulting in a recognized income from continuing operations of $484,864. During fiscal year ended December 31, 2000, the Company recorded operating expenses of $137,836 (an increase of $55,632).

     During fiscal years ended December 31, 2001 and 2000, respectively, the Company did not incur any claims maintenance fees, exploration or staking costs resulting primarily from suspension of any further exploration of the Blackhawk II Property during 2000.

     During fiscal year ended December 31, 2001, the Company incurred operating expenses of $193,468, which primarily consisted of $169,422 in general and administrative expenses and $24,046 in interest expense. During fiscal year ended December 31, 2000, the Company incurred operating expenses of $137,836, which primarily consisted of $103,481 in general and administrative expenses and $34,355 in interest expense. The increase in general and administrative expenses during fiscal year ended December 31, 2001 was due primarily to an increase in expenses related to research of possible new business endeavors and the identification of possible new acquisitions. General and administrative expenses generally include corporate overhead, administrative salaries, consulting costs and professional fees.

     Although the Company actually incurred $193,468 of actual operating expenses during fiscal year ended December 31, 2001, such expenses were offset by the recognition of a gain in the amount of $678,332 resulting from the settlement of the Lawsuit. During fiscal year ended December 31, 2001, this resulted in recognized income from continuing operations of $484,864.

     Of the $169,422 incurred as general and administrative expenses during fiscal year ended December 31, 2001, approximately $60,000 was incurred payable to Tarmac Management Ltd. ("Tarmac") for amounts due and owing for managerial, administrative and financial services rendered. During fiscal year ended

December 31, 2001, advances in the amount of $62,900 were made by Tarmac and $6,749 of interest accrued thereon and the Company paid $ -0- to Tarmac towards an aggregate principal of $129,649 due and owing Tarmac. During fiscal year ended December 31, 2001, the Company settled a debt due and owing to Tarmac in the amount of $125,706 by issuance of 6,285,308 shares of Common Stock. Such services rendered by Tarmac include, but are not limited to, financial, administrative and investor relations management.

     As discussed above, the recognition of net income during fiscal year ended December 31, 2001 as compared to the net loss incurred during fiscal year ended December 31, 2000 is attributable primarily to the realization of a gain on the settlement of the Lawsuit. The Company's net earnings during fiscal year ended December 31, 2001 were approximately $484,964 or $0.06 per share compared to a net loss of approximately ($137,836) or ($0.04) per share during fiscal year ended December 31, 2000. The weighted average number of shares outstanding was 8,181,951 for fiscal year ended December 31, 2001 compared to 3,269,108 for fiscal year ended December 31, 2000, after giving retroactive effect to the ten for one share consolidation completed on February 13, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of fiscal years ended December 31, 2001 and 2000, the Company's total assets were $-0-. The lack of assets is due primarily to a lack of cash and cash equivalents. As of fiscal year ended December 31, 2001, the Company's total liabilities were $168,364 compared to total liabilities of $783,934 for fiscal year ended 2000. This decrease in liabilities from fiscal year ended 2000 was due primarily to the cancellation of notes payable relating to the Lawsuit and the decrease in accrued interest in the amount of $40,040 from $44,274 during fiscal year ended December 31, 2000 to $4,234 during fiscal year ended December 31, 2001.

     Stockholders' Deficit decreased from ($783,934) for fiscal year ended December 31, 2000 to ($168,364) for fiscal year ended December 31, 2001.

Audit Committee

     As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

     The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

Audit Fees

     As of the date of this Annual Report, the Company has incurred approximately $5,600 as fees billed by its principal independent accountant for professional services rendered in connection with preparation of the Company's audited financial statements for fiscal year ended December 31, 2001. For fiscal year ended December 31, 2001, the Company incurred $5,400 as fees billed by its principal independent accountant for all other non-audit services (including reviews of the Company's quarterly financial statements).

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

                                TABLE OF CONTENTS


                                                        PAGE

Table of Contents                                        F-1

Auditors' Report                                         F-2

Balance Sheets                                           F-3

Statements of Operations                                 F-4

Statements of Stockholders' Equity                       F-5

Statements of Cash Flows                                 F-6

Notes to Financial Statements                         F-7 - F-9

LABONTE & CO.                                    1205 - 1095 West Pender Street
----------------------------------------         Vancouver, BC  Canada
C H A R T E R E D  A C C O U N T A N T S         V6E 2M6
----------------------------------------         Telephone      (604) 682-2778
                                                 Facsimile      (604) 689-2778
                                                 Email        rjl@labonteco.com







                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Goldstate Corporation

We have audited the balance sheet of Goldstate Corporation. (an exploration stage company) as at December 31, 2001 and the statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended in accordance with United States generally accepted accounting principles.


                                            /s/  LaBonte & Co.
                                            ----------------------------------
                                                 LaBonte & Co.

                                            CHARTERED ACCOUNTANTS
Vancouver, B.C.
January 31, 2002


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING
-----------------------------------------------------------------------
DIFFERENCES
-----------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the Stockholders and Board of Directors dated January 31, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

                                            /s/  LaBonte & Co.
                                            ----------------------------------
                                                 LaBonte & Co.

                                            CHARTERED ACCOUNTANTS





Vancouver, B.C.
January 31, 2002



                                     GOLDSTATE CORPORATION
                                 (An Exploration Stage Company)

                                         BALANCE SHEETS



                                                                    December 31,   December 31,
                                                                            2001           2000
                                                                     -----------    -----------

                                             ASSETS

TOTAL ASSETS                                                         $      --      $      --
                                                                     ===========    ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                    $       319    $      --
   Accounts payable and accrued liabilities                               33,844         47,178
   Due to related parties (Note 5)                                       129,967         92,482
   Accrued interest payable                                                4,234         44,274
   Notes payable (Note 3)                                                   --          600,000
                                                                     -----------    -----------

                                                                         168,364        783,934
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital Stock (Note 4)
   Preferred stock, $.001 par value; 25,000,000 shares authorized;
      Nil shares issued and outstanding                                     --             --
   Common stock, $.0003 par value, 75,000,000 shares authorized
      10,747,261 (2000 - 38,119,500) shares issued and outstanding        13,550         11,740
   Additional paid-in capital                                          2,695,985      2,567,089
   Deficit accumulated during the exploration stage                   (2,877,899)    (3,362,763)
                                                                     -----------    -----------

                                                                        (168,364)      (783,934)
                                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      --      $      --
                                                                     ===========    ===========



CONTINGENCIES  (Note 1)


            The accompanying notes are an integral part of these financial statements

                                               F-3



                                            GOLDSTATE CORPORATION
                                       (An Exploration Stage Company)

                                          STATEMENTS OF OPERATIONS


                                                                                              February 28,
                                                            Year ended        Year ended    1996 (inception)
                                                             December          December      to December 31,
                                                             31, 2001          31, 2000           2001
                                                           -----------       -----------      -----------


PROPERTY EXPLORATION EXPENSES
  Technology sub-license costs                             $      --         $      --        $   666,852
  Claims maintenance fees, exploration and staking costs          --                --            187,805
  Impairment loss related to profit sharing interest              --                --            170,000
                                                           -----------       -----------      -----------


                                                                  --                --          1,024,657

GENERAL AND ADMINISTRATIVE EXPENSES                            169,422           103,481        2,339,316
INTEREST EXPENSE                                                24,046            34,355          192,258
GAIN ON SETTLEMENT OF LAWSUIT (Notes 3 & 6)                   (678,332)             --           (678,332)
                                                           -----------       -----------      -----------

NET LOSS (INCOME) FOR THE PERIOD                           $  (484,864)      $   137,836      $ 2,877,899
                                                           ===========       ===========      ===========


BASIC (INCOME) LOSS PER SHARE                              $     (0.06)      $      0.04
                                                           ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   8,181,951         3,269,108
                                                           ===========       ===========


                  The accompanying notes are an integral part of these financial statements

                                                    F-4



                                                   GOLDSTATE CORPORATION
                                              (An Exploration Stage Company)

                                             STATEMENT OF STOCKHOLDERS' EQUITY

                          FOR THE PERIOD FROM FEBRUARY 28, 1996 (INCEPTION) TO DECEMBER 31, 2001


                                                        Common Stock
                                                 --------------------------
                                                                                                Deficit         Total
                                                                                             Accumulated
                                                                                Additional      During
                                                                                Paid - in     Exploration
                                                   Shares         Amount         Capital         Stage
                                                 -----------    -----------    -----------    -----------    -----------
Balance, February 28, 1996 (inception)                  --      $      --      $      --      $      --      $      --

Issuance of common stock for cash
($.001 par per share,$.004 per share)              3,038,000          3,038          9,342           --           12,380


Less offering costs                                     --             --           (7,173)          --           (7,173)

Stock Split on a 3:1 basis                         6,076,000           --             --             --             --

Net loss, February 28, 1996
(inception) to December 31, 1996                        --             --             --           (4,164)        (4,164)
                                                  -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1996                         9,114,000          3,038          2,169         (4,164)         1,043

Shares redeemed                                   (5,500,200)        (1,650)         1,650           --             --

Issuance of common stock for cash
  ($.0003 par per share, total of $.20 per share)  1,825,000            548        364,452           --          365,000

Net loss, year ended December 31, 1997                 --              --             --         (942,938)      (942,938)
                                                 -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1997                         5,438,800          1,936        368,271       (947,102)      (576,895)

Issuance of common stock pursuant to profit
sharing agreement
  ($.0003 par per share, total of $.17 per share)  1,000,000            300        169,700           --          170,000

Issuance of common stock for cash
  ($.0003 par per share, total of $.20 per share)  2,300,000            690        459,310           --          460,000

Net Loss, Year ended December 31, 1998                  --             --             --         (439,473)      (439,473)
                                                 -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1998                         8,738,800          2,926        997,281     (1,386,575)      (386,368)

Issuance of common stock in settlement of debt
  ($.0003 par per share, total of $.20 per share)     42,500             13          8,496           --            8,509

Issuance of common stock pursuant to Technology
Sublicense Agreement
  ($.0003 par per share, total of $.09 per share)  1,000,000            300         89,700           --           90,000

Issuance of common stock for cash
  ($.0003 par per share, total of $.20 per share)  4,350,000          1,305        868,695           --          870,000

Adjustment of shares outstanding                         200           --             --             --             --

Net Loss, year ended December 31, 1999                  --             --             --       (1,838,352)    (1,838,352)
                                                 -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                        14,131,500          4,544      1,964,172     (3,224,927)    (1,256,211)
                                                 -----------    -----------    -----------    -----------    -----------


                         The accompanying notes are an integral part of these financial statements

                                                           F-5



                                                     GOLDSTATE CORPORATION
                                                (An Exploration Stage Company)

                                              STATEMENT OF STOCKHOLDERS' EQUITY

                            FOR THE PERIOD FROM FEBRUARY 28, 1996 (INCEPTION) TO DECEMBER 31, 2001

                                                         (Continued)

                                                             Common Stock
                                                      --------------------------
                                                                                                     Deficit         Total
                                                                                                   Accumulated
                                                                                     Additional      During
                                                                                     Paid - in     Exploration
                                                         Shares         Amount        Capital         Stage
                                                      -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                             14,131,500          4,544      1,964,172     (3,224,927)    (1,256,211)

Issuance of common stock in settlement of debt
  ($.0003 par per share, total of $.0175 per share)    22,970,000          6,891        395,257           --          402,148

Issuance of common stock on conversion of notes
  ($.0003 par per share, total of $.2043 per share)     1,018,000            305        207,660           --          207,965

Net Loss, year ended December 31, 2000                       --             --             --         (137,836)      (137,836)
                                                      -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000                             38,119,500         11,740      2,567,089     (3,362,763)      (783,934)

Share consolidation - 10:1                            (34,307,547)          --             --             --             --

Issuance of common stock in settlement of debt
  ($.0003 par per share, total of $.02 per share)       7,035,308          2,110        138,596        140,706

Return and cancellation of shares issued for
  technology sublicense agreement                        (100,000)          (300)        (9,700)          --          (10,000)

Net income (loss), year ended December 31, 2001              --             --             --          484,864        484,864
                                                      -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001                             10,747,261         13,550      2,695,985     (2,877,899)      (168,364)
                                                      ===========    ===========    ===========    ===========    ===========


                           The accompanying notes are an integral part of these financial statements

                                                         F-5 {Con't)




                                                   GOLDSTATE CORPORATION
                                              (An Exploration Stage Company)

                                                 STATEMENTS OF CASH FLOWS


                                                                                                              February 28,
                                                                              Year ended     Year ended     1996 (inception)
                                                                             December 31,   December 31,     to December 31,
                                                                                    2001           2000                2001
                                                                             -----------    -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                           $   484,864    $  (137,836)      $(2,877,899)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Impairment loss on profit sharing interest                                      --             --             170,000
  - Non-cash technology sub-license costs                                           --             --             690,000
  - Net discount recognized on technology notes payable                             --            3,495              --
  - Gain on settlement of lawsuit                                               (668,332)          --            (668,332)
  - Changes in assets and liabilities
       Accounts payable                                                           36,249         34,751            91,937
       Due to related parties                                                    122,900         92,482           215,382
       Directors fees payable                                                       --          (24,000)             --
       Accrued interest payable                                                   24,000         30,860           169,065
                                                                             -----------    -----------       -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                                             (319)          (248)       (2,209,847)
                                                                             -----------    -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                     319           --                 319
  Sale of common stock                                                              --             --           1,700,207
  Advances received                                                                 --             --           1,880,521
  Advances repaid                                                                   --             --          (1,546,200)
  Proceeds from notes payable                                                       --             --             175,000
                                                                             -----------    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                                 319           --           2,209,847
                                                                             -----------    -----------       -----------

INCREASE (DECREASE) IN CASH                                                         --             (248)             --

CASH, BEGINNING OF PERIOD                                                           --              248              --
                                                                             -----------    -----------       -----------

CASH, END OF PERIOD                                                          $      --      $      --         $      --
                                                                             ===========    ===========       ===========



OTHER NON-CASH TRANSACTIONS:
During the year ended December 31, 2001, the Company issued 7,035,308 post-consolidation common shares at a price of $.02 per share in settlement of accounts payable, amounts due to related parties and accrued interest totalling
$140,706.

In connection with the settlement described in Note 6, during the year ended
December 31, 2001, the Company wrote off its notes payable and accrued interest totalling $658,332 and reacquired 100,000 post-consolidation shares valued at $10,000, resulting in a non-cash gain of $658,332.


                         The accompanying notes are an integral part of these financial statements

                                                            F-6

                              GOLDSTATE CORPORATION
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
--------------------------------------------------------------------------------


NOTE 1:  NATURE OF CONTINUED OPERATIONS

The Company is an exploration stage company. To date, the Company has not generated revenues from operations and as of December 31, 2001 had a working capital deficiency and stockholders' deficiency of $168,364 raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing and ultimately to attain profitable operations.

The Company ceased exploration of the joint venture Black Hawk mining claims located in the State of Idaho in 1999, pending the outcome of ongoing litigation with regard to the transfer of technology pursuant to the Sub-license Agreement between the Company and Geneva Resources, Inc. As a settlement to the litigation has been reached, the technology will no longer be transferred and no further exploration work is planned. Refer to Note 6.

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

Recent Accounting Pronouncements
On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has determined that the implementation of this standard does not have a material impact on its financial statements. At December 31, 2001 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

GOLDSTATE CORPORATION
Page F-8
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001
--------------------------------------------------------------------------------

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

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


NOTE 3:  NOTES PAYABLE

Pursuant to the Technology Sub-license agreement with Geneva Resources, Inc., the Company issued promissory notes to both Geneva and AuRIC in the amount of $250,000 to each company. These were 3% interest bearing notes and were payable upon the transfer of the technology. Pursuant to an amendment to the Technology Sub-license agreement, the company had issued a convertible promissory note to Geneva Resources, Inc. ("Geneva") in the amount of $100,000 that is convertible to 500,000 restricted common shares upon demand, and bears interest at the rate of 8% per annum. These promissory notes were to become due and payable upon the transfer of the technology. Such transfer never occurred and upon settlement of the lawsuit as described in Note 6 all notes including accrued interest were cancelled.


NOTE 4:  CAPITAL STOCK

The Company completed a ten for one share consolidation on February 13, 2001, resulting in a decrease in issued and outstanding common stock from 38,119,500 shares to 3,811,953 shares.

During the year the Company issued 7,035,308 post-consolidation restricted common shares at a price of $.02 per share in settlement of accounts payable and accrued interest totalling $140,706.

During the year 100,000 post-consolidation common shares originally issued pursuant to the Technology Sub-license agreement were returned to the Company as part of the litigation settlement. These shares were returned to treasury and cancelled. See Note 6.

The weighted average number of shares outstanding and loss per share figures for the year ended December 31, 2000 have been restated to reflect the 10:1 share consolidation on February 13, 2001.


NOTE 5:  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001 $30,000 was incurred to a significant shareholder for consulting and administrative expenses. Also in this year $15,000 owing to this shareholder was settled by the issuance of 750,000 post-consolidation restricted common shares at $.02 per share. At December 31, 2001 $34,583 is owing to this shareholder.

During the year ended December 31, 2001 $60,000 was incurred to Tarmac Management Ltd. ("Tarmac"), a significant shareholder, for administrative and management fees, $62,900 was paid by Tarmac for expenses of the Company and $6,749 of interest was accrued to Tarmac. Also, $125,706 owing to Tarmac, including accrued interest of $5,708, was settled by the issuance of 6,285,308 post-consolidation restricted common shares at $.02 per share representing approximately 58% of the issued and outstanding shares resulting in a change in control. The majority of these shares were issued to creditors of Tarmac pursuant to debt assignments. At December 31, 2001 $95,384 plus $4,234 of accrued interest is owing to Tarmac.

GOLDSTATE CORPORATION
Page F-9
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001
--------------------------------------------------------------------------------

NOTE 6:  SETTLEMENT OF LAWSUIT

On May 8, 2000, the Company executed an assignment agreement to Geneva that transferred and conveyed the potential claims and causes of an action that the Company had in connection with the Sub-license Agreement with Geneva. If amounts were recovered from the lawsuit initiated during 1999 by International Gold Corporation, a subsidiary of Intergold Corporation, a public corporation, and Geneva, the Company will receive the equivalent pro rata share of the recovery in relation to all other claims and causes of action by other parties for which any damages or settlement amounts are recovered. On October 8, 2000, the Company's joint venture partners, Intergold Corporation, International Gold Corporation, and Geneva initiated a legal complaint against AuRIC Metallurgical Laboratories, LLC ("AuRIC"), Dames & Moore, Ahmet Altinay, General Manager of AuRIC, and Richard Daniele, Chief Metallurgist for Dames & Moore. The damages sought by IGCO/IGC/Geneva were to be determined in court.

The damages incurred stemmed from reliance on assays and representations made by AuRIC and upon actions and engineering reports produced by Dames & Moore related to the Blackhawk claims. The plaintiffs also alleged that there were breaches of contract by AuRIC and Dames and Moore, as well as other causes of action. During September 2001, a settlement was reached and all parties agreed to have the lawsuit dismissed. As part of the settlement, the Company received $10,000, the promissory notes totalling $600,000 and accrued interest totalling $58,332 to AuRIC and Geneva were cancelled, and 100,000 post-consolidation shares issued to AuRIC were returned to treasury and cancelled, resulting in a total gain of $678,332. See Notes 3 and 4.


 NOTE 7: INCOME TAXES

The Company has recorded no tax provision for the year ended December 31, 2001 as it has sufficient loss carryforwards available to offset the income in the period. As at December 31, 2001 the Company had additional net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance against the deferred tax assets resulting from its additional unutilised loss carryforwards.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

     Since January 1, 1997 to October 20, 2000, the Company had a former accountant. Since October 21, 2000 and to date, the Company's current principal independent accountants have not resigned or declined to stand for re-election or were dismissed. The Company's former principal independent accountant, Johnson, Holscher & Company, P.C., resigned because of a business decision made by management of Johnson, Holscher & Company, P.C. to cease rendering services for clients which involve services or representation under the Securities Act or the Securities Exchange Act of 1934, as amended. Subsequently, management of the Company determined that the accounting firm of Labonte & Co. be engaged to provide services. Such decision to change accountants was approved by the board of directors. During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of Johnson, Holscher & Company, P.C., there were no disagreements with either Johnson, Holscher & Company, P.C. or LaBonte & Co., whether or not resolved, on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of either Johnson, Holscher & Company, P.C. or LaBonte & Co., would have caused Johnson, Holscher & Company, P.C. or LaBonte & Co. to make reference to the subject matter of the disagreements in its respective reports.

     Neither the Company's current principal independent accountants nor its former principal independent accountant have provided an adverse opinion or disclaimer of opinion to the Company's financial statements, nor modified their respective opinion as to uncertainty, audit scope or accounting principles. However, the auditor's report to the financial statements for fiscal year ended December 31, 2001 is qualified as to the Company's ability to continue as a going concern.

     The Company's principal independent accountant from October 21, 2000 to the current date is Labonte & Co., 1205 - 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

Name                        Age             Position with GDSS
----                        ---             ------------------

Laara Shaffer               54              Director and President/Treasurer

James Bunyan                38              Director and Secretary

     LAARA SHAFFER has been the President/Treasurer and a Director of the Company since August 14, 2001. Ms. Shaffer is a corporate management specialist with regulatory and reporting experience involving several publicly traded companies. Ms. Shaffer has developed skills involving private placement and stock option documentation, regulatory filings and news release dissemination and general administration of publicly traded companies listed on Canadian Venture Exchange, Toronto Stock Exchange and Montreal Stock Exchange. During the past five years, Ms. Shaffer has been self-employed and provides general financial, consulting and administrative services to various companies. Ms. Shaffer has been involved with providing international business relations and strategy development, investor relations and shareholder liaison, corporate public relations, press release and public information distribution and financial and business planning services. She currently is a member of the board of directors of seven companies: Madison Energy Corp., Southern Pacific Development Corp., Consolidated Dencam Developments Corp., Aquila Energy Corp., Pro Tech Ventures Corp., Euro-Net Investments Ltd., and X-Chequer Resources Inc.

     JAMES BUNYAN has been the Secretary and a Director of the Company since January 30, 2001. Mr. Bunyan is a corporate development specialist with international business development experience including industrial and commercial industries worldwide. Mr. Bunyan has developed skills in strategic business planning, mergers, acquisitions, disposals, turnarounds and fundraising with particular emphasis in the international mining industry. Mr. Bunyan is currently a director of Tiberon Minerals Limited in which he renegotiated a joint venture agreement for control of a major polymetallic deposit and arranged a share placing with a London-based investor group to finance further development. Mr. Bunyan is also currently a director of Madison Energy Limited in which he identifies acquisition targets. From 1998 through 1999, he served as the chief executive officer of Carpathian Gold S.A. and from 1993 through 1998, he served as associate director/corporate development consultant of Euroff Limited. In both capacities, Mr. Bunyan conducted review of strategic investment/financing strategies, joint venture initiatives, cost reduction options and organization review, and identified funding opportunities. Mr. Bunyan has a masters degree in business administration from Warwick University and a B.S. in Biochemistry from Heriot-Watt University.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

     For the fiscal year ended December 31, 2001, the Company did not accrue or pay its directors executive compensation. During fiscal year 2001, the Company obtained the services of Tarmac Management Ltd. ("Tarmac") to provide managerial and administrative services. During fiscal year ended December 31, 2001, approximately $60,000 was incurred payable to Tarmac for amounts due and owing for managerial, administrative and financial services rendered. During fiscal year ended December 31, 2001, advances in the amount of $62,900 were made by Tarmac and $6,749 of interest accrued thereon, and the Company paid $ -0- to Tarmac. During fiscal year ended December 31, 2001, the Company settled a debt due and owing to Tarmac in the amount of $125,706 by issuance of 6,285,308 shares of Common Stock. Such services rendered by Tarmac include, but are not limited to, financial, administrative and investor relations management. As of December 31, 2001, $99,618 remains due and owing to Tarmac.

     During fiscal year 2001, the Company also obtained short term consulting and administrative services from No. 50 Corporate Ventures, a shareholder of the Company that owns approximately 750,000 restricted common shares in the capital of the Company. The Company has accrued approximately $30,000 for management services received during fiscal year 2001, and paid $-0- to No. 50 Corporate Ventures during 2001. During fiscal year 2001, the Company settled a debt due and owing No. 50 Corporate Ventures by the issuance of 750,000 shares of restricted common stock at $0.02 per share. As of December 31, 2001, $34,583 remains due and owing to No. 50 Corporate Ventures.

     All executive officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred on behalf of the Company. Executive compensation is subject to change concurrent with the Company's requirements. Messrs. Bunyan and Horvat are not officers or directors of Tarmac, nor does the Company own of of record capital stock of Tarmac.

Summary Compensation Table

                              Annual Compensation        Awards    Payouts
                             ---------------------     ----------  -------
                                $      $       $       $       #       $     $
Name and Position            Salary  Bonus   Other    RSA   Options  LTIP  Other
-----------------            ------  -----   -----    ---   -------  ----  -----

Ron V. Horvat          2000     0      0       0       0       0      0      0
Pres./Director         2001     0      0       0       0       0      0      0

Paul Bunyan            2000     0      0       0       0       0      0      0
Secretary/Director     2001     0      0       0       0       0      0      0

Laara Shaffer          2001     0      0       0       0       0      0      0

Non-Qualified Stock Option Plan

     During fiscal year ended 1999, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and significant consultants. On April 17, 2000, the Company received assignments from the respective individuals representing all of the options granted under the Non-Qualified Stock Option Plan exercisable into an aggregate of 1,000,000 shares of Common Stock. As of the date of this Annual Report, all options granted to the individuals have been assigned to the Company for possible redistribution at a future date according to the direction of the board of directors.

     As of the date of this Annual Report, there are no options issued and outstanding under the Stock Option Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock of IGCO owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.

--------------------------------------------------------------------------------
Title of Class        Name and Address         Amount and Nature     Percent of
                    of Beneficial Owner       of Beneficial Owner     of Class
--------------------------------------------------------------------------------
                                                            (1)
Common Stock         No. 50 Corporate                750,000            6.98%
                     Ventures Ltd.
                     1255 W. Pender St.
                     Vancouver, B.C.
                     Canada V6E 2V1
                                                            (1)
Common Stock        Cybergarden                      695,000            6.47%
                    Development, Inc.
                    1177 W. Hastings St.
                    Suite 1710
                    Vancouver, B.C.
                    Canada V6E 2L3
                                                            (1)
Common Stock        Tarmac Management Ltd.           785,308            7.31%
                    1250 W. Hastings St.
                    Vancouver, B.C.
                    Canada V6E 2M4

Common Stock        All officers and                 100,000             .09%
                    directors as a group
                    (2 persons)
--------------------------------------------------------------------------------
(1)
  These are restricted shares of Common Stock.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or any other matters which may require shareholder approval.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The officers/directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. Certain conflicts of interest, therefore, may arise between the Company and the respective officer/director. Such conflicts can be resolved through the exercise by such officer/director of judgment consistent with his fiduciary duties to the Company. The officers/directors of the Company intend to resolve such conflicts in the best interests of the Company. Moreover, the officers/directors will devote their time to the affairs of the Company as they deem necessary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  The following exhibits are filed as part of this Annual Report.

               None.

          (b)  Reports on Form 8-K.

               None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GOLDSTATE CORPORATION


Dated: March 27, 2002                       By:  /s/  LAARA SHAFFER
                                              ----------------------------------
                                                      Laara Shaffer, President
owned of record or beneficially by each person who owned of record, or was known by GDSS to own beneficially, more than five percent (5%) of GDSS's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.


--------------------------------------------------------------------------------
Title of Class     Name and Address                Amount and Nature  Percent(1)
                   of Beneficial Owner            of Beneficial Owner  of Class
--------------------------------------------------------------------------------
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
                   Group (2 persons)

 -------------------------------------------------------------------------------
(1)
    The number of issued and outstanding shares is 3,811,950 based upon the reverse stock split of ten-to-one.
(2)
    These are restricted shares of Common Stock.

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

                                            GOLDSTATE CORPORATION

Dated: March 29, 2001                       By:  /s/  RON F. HORVAT
---------------------                         ---------------------------------
                                                      Ron F. Horvat, President