Form 10QSB
period 2002-03-31
GOLDSTATE CORP
filed 2002-05-15
CIK 1050248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                                Yes  X   No
                                   -----   -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                                Outstanding as of May 13, 2002
            ------                                ------------------------------
Common Stock, $.0003 par value                               10,747,261

Transitional Small Business Disclosure Format (check one)

                                Yes      No   X
                                   -----    -----

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

            BALANCE SHEETS                                                   2

            INTERIM STATEMENTS OF OPERATIONS                                 3

            INTERIM STATEMENTS OF CASH FLOWS                                 4

            NOTES TO INTERIM FINANCIAL STATEMENTS                            5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   7

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           11

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   15

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             15

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15

         ITEM 5. OTHER INFORMATION                                           15

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            15

SIGNATURES                                                                   15




                                         GOLDSTATE CORPORATION

                                    (An Exploration Stage Company)

                                             BALANCE SHEETS



                                                                           March 31,     December 31,
                                                                             2002            2001
                                                                          -----------    -----------
                                                                          (Unaudited)
                                                ASSETS
CURRENT ASSETS
   Cash                                                                   $        13    $      --
                                                                          -----------    -----------

TOTAL ASSETS                                                              $        13    $      --
                                                                          ===========    ===========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                                         $      --      $       319
   Accounts payable and accrued liabilities                                    37,137         33,844
   Due to related parties                                                     153,917        129,967
   Accrued interest payable                                                     6,806          4,234
                                                                          -----------    -----------

                                                                              197,860        168,364
                                                                          -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital Stock
   Preferred stock, $.001 par value; 25,000,000 shares authorized;
      Nil shares issued and outstanding                                          --             --
   Common stock, $.0003 par value, 75,000,000 shares authorized
      10,747,261 shares issued and outstanding                                 13,550         13,550
   Additional paid-in capital                                               2,695,985      2,695,985
   Deficit accumulated during the exploration stage                        (2,907,382)    (2,877,899)
                                                                          -----------    -----------

                                                                             (197,847)      (168,364)
                                                                          -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $        13    $      --
                                                                          ===========    ===========


CONTINGENCIES  (Note 1)


                              The accompanying notes are an integral part
                                 of these interim financial statements



                                            GOLDSTATE CORPORATION

                                         (An Exploration Stage Company)

                                        INTERIM STATEMENTS OF OPERATIONS

                                                   (Unaudited)



                                                                                               February 28,
                                                            Three months    Three months     1996 (inception)
                                                            ended March     ended March        to March 31,
                                                              31, 2002        31, 2001            2002
                                                            ------------    ------------       ------------

PROPERTY EXPLORATION EXPENSES
   Technology sub-license costs                             $       --      $       --         $    666,852
   Claims maintenance fees, exploration and staking costs           --              --              187,805
   Impairment loss related to profit sharing interest               --              --              170,000
                                                            ------------    ------------       ------------

                                                                    --              --            1,024,657

GENERAL AND ADMINISTRATIVE EXPENSES                               26,911          41,125          2,366,227
INTEREST EXPENSE                                                   2,572           8,266            194,830
GAIN ON SETTLEMENT OF LAWSUIT                                       --              --             (678,332)
                                                            ------------    ------------       ------------

NET LOSS FOR THE PERIOD                                     $    (29,483)   $    (49,391)      $ (2,907,382)
                                                            ============    ============       ============



BASIC NET LOSS PER SHARE                                    $      (0.00)   $      (0.01)
                                                            ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    10,747,261       3,811,953
                                                            ============    ============


                                 The accompanying notes are an integral part
                                     of these interim financial statements



                                                     GOLDSTATE CORPORATION

                                                (An Exploration Stage Company)

                                               INTERIM STATEMENTS OF CASH FLOWS

                                                          (Unaudited)



                                                                                                               February 28,
                                                                             Three months   Three months     1996 (inception)
                                                                             ended March    ended March        to March 31,
                                                                               31, 2002       31, 2001             2002
                                                                             -----------    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $   (29,483)   $   (49,391)       $(2,907,382)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Impairment loss on profit sharing interest                                      --             --              170,000
  - Non-cash technology sub-license costs                                           --             --              690,000
  - Gain on settlement of lawsuit                                                   --             --             (668,332)
  - Changes in assets and liabilities
       Accounts payable                                                            3,293         13,609             95,230
       Advances payable                                                           23,950         27,516            239,332
       Accrued interest payable                                                    2,572          8,266            171,637
                                                                             -----------    -----------        -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                                              332           --           (2,209,515)
                                                                             -----------    -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                    (319)          --                 --
  Sale of common stock                                                              --             --            1,700,207
  Advances received                                                                 --             --            1,880,521
  Advances repaid                                                                   --             --           (1,546,200)
  Proceeds from notes payable                                                       --             --              175,000
                                                                             -----------    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                                (319)          --            2,209,528
                                                                             -----------    -----------        -----------

INCREASE IN CASH                                                                      13           --                   13

CASH, BEGINNING OF PERIOD                                                           --             --                 --
                                                                             -----------    -----------        -----------

CASH, END OF PERIOD                                                          $        13    $      --          $        13
                                                                             ===========    ===========        ===========


                                          The accompanying notes are an integral part
                                            of these interim financial statements

                                                             4

                             GOLDSTATE CORPORATION
                         (An Exploration Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2002
================================================================================
                                  (Unaudited)


NOTE 1:  NATURE OF CONTINUED OPERATIONS

The Company is an exploration stage company. To date, the Company has not generated revenues from operations and as of March 31, 2002 had no material assets and a working capital deficiency and stockholders' deficiency of $197,847 raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on its ability to obtain additional financing to repay its debts and acquire a new business venture and ultimately to attain profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mineral property costs
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven reserves and currently does not own any mineral properties.

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

GOLDSTATE CORPORATION
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2002
================================================================================
(Unaudited)


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

Net Loss per Common Share
Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have ay potentially dilutive securities, the accompanying presentation is only of basic loss per share.

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


NOTE 3:  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002 $15,000 (2001 - $7,500) was incurred to a significant shareholder for administrative expenses. At March 31, 2002 $110,884 is owing to this shareholder as well as accrued interest of $6,806.

During the three months ended March 31, 2002 $7,500 in consulting fees was accrued to a significant shareholder. At March 31, 2002 $42,083 is owing to this shareholder.

During the three months ended March 31, 2002 advances of $950 were received from a shareholder and a relative of a significant shareholder. These amounts are unsecured, bear no interest and have no specified terms of repayment.

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

     On approximately September 25, 2001, Geneva, IGCO, INGC, and others entered into settlement agreements and releases with Dames & Moore, et. al., and AuRIC in which the parties agreed to settle in order to diminish the continuous burden, cost and expense of protracted ongoing litigation. See "Part II. Other Information. Item 1. Legal Proceedings" for further disclosure.

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

     Three-Month Period Ended March 31, 2002 Compared to Three-Month Period Ended March 31, 2001

     The Company's net loss for the three-month period ended March 31, 2002 was approximately $29,483 compared to a net loss of approximately $49,391 for the three-month period ended March 31, 2001. During both three-month periods ended March 31, 2002 and 2001, respectively, the Company recorded no revenue.

     During the three-month period ended March 31, 2002, the Company incurred operating expenses of $29,483 compared to operating expenses of $49,391 incurred during the three-month period ended March 31, 2001 (a decrease of $19,908).

     During the three-month periods ended March 31, 2002 and 2001, respectively, the Company did not incur any claims maintenance fees, exploration or staking costs resulting primarily from suspension of any further exploration of the Blackhawk II Property during 2000. During the three-month period ended March 31, 2002, the Company incurred general and administrative expenses of $26,911 compared to general and administrative expenses of $41,125 incurred during the three-month period ended March 31, 2001. The decrease in general and administrative expenses during the three-month period ended March 31, 2002 was due primarily to a decrease in expenses related to the Company's research of possible new business endeavors and the identification of possible new acquisitions. General and administrative expenses generally include corporate overhead, administrative salaries, consulting costs and professional fees.

     Of the $26,911 incurred as general and administrative expenses during the three-month period ended March 31, 2002, $15,000 and $7,500 was incurred payable to Tarmac Management Ltd. ("Tarmac") and No. 50 Corporate Ventures Ltd. ("No. 50"), respectively, for amounts due and owing for managerial, administrative and financial services rendered. As of March 31, 2002, an aggregate of $110,884 in principal and $6,806 in accrued interest is due and owing Tarmac. As of March 31, 2002, an aggregate of $42,083 in principal is due and owing No. 50. During the three-month period ended March 31, 2002, the Company paid $ -0- to Tarmac and No. 50 towards the aggregate amounts due and owing. Such services rendered by Tarmac and No. 50 include, but are not limited to, financial, administrative and investor relations management. Both Tarmac and No. 50 are shareholders of the Company holding an approximate 7.31% and 6.98% equity interest, respectively.

     As discussed above, the decrease in net loss incurred during the three-month period ended March 31, 2002 as compared to the net loss incurred during the three-month period ended March 31, 2001 is attributable primarily to the decrease in general and administrative expenses. The Company's net loss during the three-month period ended March 31, 2002 was approximately (29,483) or $0.00 per share compared to a net loss of approximately ($49,391) or ($0.01) per share during the three-month period ended March 31, 2001. The weighted average number of shares outstanding was 10,747,261 for the three-month period ended March 31, 2002 compared to 3,811,953 for the three-month period ended March 31, 2001, after giving retroactive effect to the ten for one share consolidation completed on February 13, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company must raise additional capital. Further, the Company has not generated sufficient cash flow to fund operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's future success and viability are entirely dependent upon the Company's current management to successfully research and identify new business endeavors, and to raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to successfully research, identify and acquire new business endeavors and to raise additional capital. The Company's failure to successfully identify and acquire new business endeavors and to raise additional capital will have a material and adverse affect upon the Company and its shareholders. The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of March 31, 2002, the Company's current assets were $13 and its current liabilities were $197,860, which resulted in a working capital deficit of $197,847. As of the three-month period ended March 31, 2002, the Company's total assets were $13 compared to total assets of $-0- for fiscal year ended December 31, 2001. This increase in total assets from fiscal year ended 2001 was due primarily to cash. As of the three-month period ended March 31, 2002, the Company's total liabilities were $197,860 compared to total liabilities of $168,364 for fiscal year ended December 31, 2001. This slight increase in liabilities from fiscal year ended 2001 was due primarily to an increase in amounts due to related parties and advances payable and accrued liabilities due and owing by the Company to significant shareholders and debt holders which totaled $153,917 and $37,137, respectively.

     Stockholders' Deficit increased from ($168,364) for fiscal year ended December 31, 2001 to ($197,847) for the three-month period ended March 31, 2002.

     The Company has not generated positive cash flows from operating activities. For the three-month period ended March 31, 2002, net cash flows used in operating activities was $332 compared to $-0- of net cash flows used in operating activities for the three-month period ended March 31, 2001. The net operating loss of $29,483 decreased during the three-month period ended March 31, 2002 from a net operating loss of $49,391 during the three-month period ended March 31, 2001. Changes in working capital assets and liabilities decreased to an aggregate of $29,815 for the three-month period ended March 31, 2002 from an aggregate of $49,391 for the three-month period ended March 31, 2001.

     Cash flows from financing activities were ($319) for the three-month period ended March 31, 2002 relating to bank overdraft compared to $-0- for the three-month period ended March 31, 2001.

FUNDING

     Current management of the Company anticipates a possible increase in operating expenses in order to successfully research and identify new business endeavors. The Company may finance these expenses with further issuance of common stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next six months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict the Company's business operations.


PART II. OTHER INFORMATION

     Blackhawk II Property

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

                                           GOLDSTATE CORPORATION



Dated: May 13, 2002                        By: /s/ LAARA SHAFFER
                                           -------------------------------
                                           Laara Shaffer
                                           President